Form 10-Q
period 2021-03-31
Coliseum Acquisition Corp.
filed 2021-08-05
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40514

Coliseum Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583230
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

80 Pine Street, Suite 3202 New York, New York 10005
(Address of principal executive offices and zip code)

(212) 600-5763
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.001 per share, and one-third of one redeemable warrant	MITAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.001 per share	MITA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MITAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 5, 2021, there were 15,000,000 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 4,312,500 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEET

March 31, 2021

(UNAUDITED)

ASSETS
Deferred offering costs	$401,763
Total Assets	$401,763

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accrued expenses	$7,978
Accrued offering costs	296,718
Promissory note - related party	95,045
Total Liabilities	399,741

Commitments (Note 6)

Shareholder's Equity
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)	4,313
Additional paid-in capital	20,687
Accumulated deficit	(22,978)
Total Shareholder's Equity	2,022
Total Liabilities and Shareholder's Equity	$401,763
(1)	Includes up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$22,978
Net Loss	$(22,978)

Weighted average shares outstanding, basic and diluted(1)	3,750,000
Basic and diluted net loss per ordinary share	$(0.01)
(1)	Excludes up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class B Ordinary		Additional		Total
	Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity
Balance at February 5, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	4,312,500	4,313	20,687	—	25,000

Net loss	—	—	—	(22,978)	(22,978)

Balance at March 31, 2021	4,312,500	$4,313	$20,687	$(22,978)	$2,022
(1)	Includes up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(22,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operating costs through promissory note - related party	15,000
Changes in operating assets and liabilities:
Accrued expenses	7,978
Net cash provided by (used in) operating activities	$—

Net Change in Cash	—
Cash - Beginning of period	—
Cash - End of period	$—

Non-cash investing and financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued offering costs	$296,718
Deferred offering costs included in promissory note - related party	$80,045

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Coliseum Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,225,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Coliseum Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $4,837,500, which is described in Note 4.

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury bills, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially anticipated to be $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The initial shareholders have agreed to waive (i) their redemption rights with respect to any Founder Shares and Public Shares held by them (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements and such financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 24, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 28, 2021 and July 1, 2021. The interim results for the period from February 5, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on February 5, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 6). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company completed its Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,225,000 warrants at a price of $1.50 per Private Placement Warrant ($4,837,500 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 17, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 4,312,500 Class B ordinary shares (the “Founder Shares”). The outstanding Founder Shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering).

The initial shareholders have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, or sold until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds (i) $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (ii) $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Promissory Note — Related Party

On February 17, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2021, there was $95,045 outstanding under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on June 25, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

NOTE 6. COMMITMENTS

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.375 per Unit, or $5,625,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter paid $750,000 to the Company to reimburse certain of the Company’s expenses in connection with the Initial Public Offering.

NOTE 7. WARRANTS

At March 31, 2021, there were no warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available, including in connection with a cashless exercise permitted as a result of a notice of redemption. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the issuance of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within sixty (60) business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement (other than any such period as may be necessary in connection with the preparation and filing of a post-effective amendment to any registration statement following the filing of the Company’s Annual Report on Form 10-K for its first completed fiscal year following the consummation of a Business Combination), exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00—Once warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference based on the redemption date and the fair market value of the Class A ordinary shares, subject to certain exceptions;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The fair market value of the Company’s Class A ordinary shares shall mean the volume weighted average price of the Class A ordinary shares during the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “— Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “— Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “— Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 8,225,000 warrants issued in connection with the Initial Public Offering (including 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDER’S EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At March 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. At March 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 562,500 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering).

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that, prior to a Business Combination, holders of the Class B ordinary shares will have the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

NOTE 9.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements in relation to the Initial Public Offering (see Note 3), Private Placement (see Note 4), Promissory Note (see Note 5), and Warrants (see Note 7) the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Coliseum Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Coliseum Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 5, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. After the Initial Public Offering our activities include identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 5, 2021 (inception) through March 31, 2021, we had a net loss of $22,978, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

For the period from February 5, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to our net loss of $22,978, offset in part by the payment of operating and formation costs through the promissory note with our sponsor of $15,000 and operating and formation costs included in accrued expenses of $7,978.

As of March 31, 2021, we had no cash in our operating bank account.

On June 25, 2021, we consummated the Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted of one Class A ordinary share (the “Public Shares”), $0.001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,225,000 warrants at a price of $1.50 per warrant (the “Private Placement Warrants”) ($4,837,500 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Subsequent to our Initial Public Offering (and payment of related offering expenses) and prior to the completion of our initial business combination, we have available to us approximately $2 million of proceeds held outside the trust account for working capital. We will use these funds primarily to pay directors and officers liability insurance premiums, to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds following our Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements for the period subsequent to our Initial Public Offering and prior to consummation of our initial business combination to include approximately $990,000 for directors and officers liability insurance premiums, $400,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $200,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for Nasdaq continued listing fees; $240,000 of fees pursuant to the Administrative Services Agreement for administrative, financial and support services; and approximately $100,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

Promissory Note - Related Party

On February 17, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2021, there was $95,045 outstanding under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on June 25, 2021.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.375 per Unit, or $5,625,000 in the aggregate, will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 24, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

**    Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coliseum Acquisition Corp.

Date: August 5, 2021	By:	/s/ Daniel Haimovic
Name: Daniel Haimovic
Title: Co-Chief Executive Officer

Coliseum Acquisition Corp.

Date: August 5, 2021	By:	/s/ Jason Beren
Name: Jason Beren
Title: Chief Financial Officer