Form 10-Q
period 2021-06-30
Coliseum Acquisition Corp.
filed 2021-08-20
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 11, 2021, there were 15,000,000 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 3,750,000 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2021 and for the Period from February 5, 2021 (inception) Through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders' Equity for the Three Months ended June 30, 2021 and for the Period from February 5, 2021 (inception) Through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from February 5, 2021 (inception) Through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$1,010,059
Prepaid expenses and other current assets	1,042,811
Total current assets	2,052,870
Investments held in Trust Account	150,000,014
Total assets	$152,052,884

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,659
Total current liabilities	51,659
Warrant liabilities	11,300,500
Deferred underwriting fee payable	5,625,000
Total liabilities	16,977,159

Commitments

Class A ordinary shares subject to possible redemption, 13,007,572 shares at redemption value	130,075,724

Shareholders' Equity
Preferred shares, $0.001 par value; 5,000,000 authorized; none issued and outstanding	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 1,992,428 shares issued and outstanding (excluding 13,007,572 shares subject to possible redemption)	1,993
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 4,312,500 issued and outstanding (1)	4,313
Additional paid-in capital	4,605,797
Retained earnings	387,898
Total shareholders' equity	5,000,001
Total liabilities and shareholders' equity	$152,052,884
(1)	Includes up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from
	Three Months	February 5, 2021
	Ended	(Inception) Through
	June 30, 2021	June 30, 2021

Formation and operating costs	$36,848	$59,826
Loss from operations	(36,848)	(59,826)
Expensed offering costs	(407,040)	(407,040)
Unrealized gain on investments held in Trust Account	14	14
Change in fair value of warrant liabilities	854,750	854,750
Net income	$410,876	$387,898

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	13,007,572	13,007,572
Basic and diluted net income per share, Redeemable Class A Common Stock	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	5,742,428	5,742,428
Basic and diluted net income per share, Non-Redeemable Class A and Class B Common Stock	$0.07	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

	Ordinary Shares
	Class A		Class B Ordinary		Additional		Total
	Common Stock		Shares		Paid-in	(Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	4,312,500	4,313	20,687	—	25,000
Net loss	—	—	—	—	—	(22,978)	(22,978)
Balance at March 31, 2021	—	—	4,312,500	4,313	20,687	(22,978)	2,022
Sale of 15,000,000 Class A ordinary shares in Initial Public Offering, less fair value of public warrants, net of offering costs	15,000,000	15,000	—	—	134,647,827	—	134,662,827
Class A ordinary shares subject to possible redemption	(13,007,572)	(13,007)	—	—	(130,062,717)	—	(130,075,724)
Net income	—	—	—	—		410,876	410,876
Balance at June 30, 2021	1,992,428	$1,993	4,312,500	$4,313	$4,605,797	$387,898	$5,000,001
(1)	Includes up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$387,898
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	407,040
Unrealized gain on investments held in Trust Account	(14)
Change in fair value of warrant liabilities	(854,750)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	41,811
Prepaid expenses and other current assets	(1,042,811)
Net cash used in operating activities	(1,060,826)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	187,401
Repayment of promissory note - related party	(187,401)
Proceeds from initial public offering, net of underwriter's discount paid	147,750,000
Proceeds from sale of Private Placement Warrants	4,837,500
Payment of offering costs	(516,615)
Net cash provided by financing activities	152,070,885

Net Change in Cash	1,010,059
Cash - Beginning of Period	—
Cash - End of Period	$1,010,059

Supplemental disclosure of noncash investing and financing activities:
Class A common stock subject to possible redemption	$130,075,724
Initial classification of warrant liabilities	$12,155,250
Deferred underwriting fee payable	$5,625,000
Offering costs included in accounts payable and accrued expenses	$9,848
Deferred offering costs paid by sponsor in exchange for Class B ordinary shares	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3. The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The Founder Shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option on August 6, 2020, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,225,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Coliseum Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $4,837,500, which is described in Note 4.

Transaction costs amounted to $9,176,463 consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, and $551,463 of other offering costs. The Company was reimbursed $750,000 by the underwriter for such transaction costs. In addition, cash of $2,023,961 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. The Company recorded $691,125 of the reimbursement as a reduction of offering costs recorded to equity and $58,875 of the reimbursement as a reduction to expense.

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury bills, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2021, the Company had $1,010,059 in cash held outside of the Trust Account and working capital of $2,001,211.

The Company's liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $187,401 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company's liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 24, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 28, 2021 and July 1, 2021. The interim results for the period from February 5, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Investments Held in Trust Account

As of June 30, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders' equity. The Company's ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. As of June 30, 2021, 13,007,572 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' equity section of the Company's condensed balance sheet.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 9).

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,176,463 as a result of the Initial Public Offering (consisting of a $3,000,000 underwriting fee, $5,625,000 of deferred underwriting fees and $551,463 of other offering costs). The Company recorded $8,710,548 of offering costs as a reduction of equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $465,915 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

The Company was reimbursed $750,000 by the underwriter for offering costs associated with the Initial Public Offering. The Company recorded $691,125 of the reimbursement as a reduction of offering costs recorded to equity and $58,875 of the reimbursement as a reduction to expense. As such, net offering costs recorded to equity amounted to $8,019,423 and net expensed offering costs amounted to $407,040.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 6). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2021	2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Unrealized gain on investments held in Trust Account	$12	$12
Net earnings attributable to Class A Common Stock subject to possible redemption	$12	$12
Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	13,007,572	13,007,572
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Non-redeemable net income - Basic and diluted
Net income	$410,876	$387,898
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	(12)	(12)
Non-redeemable net income - Basic and diluted	$410,864	$387,886
Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	5,742,428	5,742,428
Basic and diluted net income per share, Non-Redeemable Class A and Class B Common Stock	$0.07	$0.07

Concentration of Credit Risk

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate fair value due to their short-term nature.

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

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 on February 5, 2021. Adoption of the ASU 2020-06 did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and expired on August 6, 2021.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,225,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (for an aggregate purchase price of $4,837,500). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 17, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 4,312,500 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option on August 6, 2020, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding.

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

Promissory Note — Related Party

On February 17, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $400,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $187,401 was repaid at the closing of the Initial Public Offering on June 25, 2021. No additional borrowings have been made under this arrangement.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees. Upon the closing of the Initial Public Offering on June 25, 2021, the Company made a prepayment of $25,000 under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The Company has not made any borrowings under the Working Capital Loans through the date of this filing.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and expired on August 6, 2021.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.375 per Unit, or $5,625,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter paid $750,000 to the Company to reimburse certain of the Company’s expenses in connection with the Initial Public Offering. The Company recorded $691,125 of the reimbursement as a reduction of offering costs recorded to equity and $58,875 of the reimbursement as a reduction to expense.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

NOTE 7. WARRANTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00-Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

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

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00-Once warrants become exercisable, the Company may redeem the outstanding warrants:

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

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At June 30, 2021, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 9 for additional information on the fair value measurements of these warrants.

NOTE 8. SHAREHOLDER’S EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At June 30, 2021, there were 1,992,428 Class A ordinary shares issued and outstanding, excluding 13,007,572 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. At June 30, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 562,500 Class B ordinary shares were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option on August 6, 2020, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2021 and June 25,2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount
Description	at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
U.S. Treasury Securities	$149,999,498	$149,999,498	$—	$—
Liabilities
Warrant liability - Public Warrants	$6,850,000	$—	$—	$6,850,000
Warrant liability - Private Placement Warrants	$4,450,500	$—	$—	$4,450,500

	Amount
Description	at Fair Value	Level 1	Level 2	Level 3
June 25, 2021
Assets
U.S. Treasury Securities	$150,000,000	$150,000,000	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,350,000	$—	$—	$7,350,000
Warrant liability – Private Placement Warrants	$4,805,250	$—	$—	$4,805,250

The Company utilizes a Monte Carlo simulation model to value the Public Warrants and a Modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the date of issuance for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the period from February 5, 2021 (inception) through June 30, 2021. On August 13, 2021, Public Warrants began trading separately. As a result, the Company will begin to use Level 1 treatment to determine the fair value of the Public Warrants.

COLISEUM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Public Warrants:

	At June 25, 2021
	(Initial
	Measurement)	At June 30, 2021
Stock price	$10.00	$9.42
Exercise price	$11.50	$11.50
Expected term (in years)	6.59	6.58
Volatility	4.5% pre-merger /	5.0% pre-merger /
	25.0% post-merger	26.0% post-merger
Risk-free rate	1.23%	1.14%
Fair value of warrants	$1.47	$1.37

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At June 25, 2021
	(Initial
	Measurement)	At June 30, 2021
Stock price	$10.00	$9.42
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	6.59	6.58
Volatility	21.30%	22.00%
Risk-free rate	1.20%	1.14%
Fair value of warrants	$1.49	$1.38

The following table provides a summary of the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value on a recurring basis:

			Warrant
	Private Placement	Public	Liabilities
Fair value at February 5, 2021 (inception)	$—	$—	$—
Initial measurement at June 25, 2021	4,805,250	7,350,000	12,155,250
Change in fair value	(354,750)	(500,000)	(854,750)
Fair value at June 30, 2021	$4,450,500	$6,850,000	$11,300,500

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements in relation to the expiration of the underwriter's overallotment (Note 6), forfeiture of Class B ordinary shares (Note 8), and separate trading of the Public Warrants (See Note 9), the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering described below and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of $410,876, which resulted from a gain on the change in fair value of warrant liabilities of $854,750 and unrealized gain on investments held in the Trust Account in the amount of $14, partially offset by operation and formation costs of $36,848 and expensed offering costs of $407,040.

For the period from February 5, 2021 (inception) through June 30, 2021, we had net income of $387,898, which resulted from a gain on the change in fair value of warrant liabilities of $854,750 and unrealized gain on investments held in the Trust Account in the amount of $14, partially offset by operation and formation costs of $59,826 and expensed offering costs of $407,040.

Liquidity and Capital Resources

On June 25, 2021, we consummated an Initial Public Offering of 15,000,000 Units (the "Units”) generating gross proceeds to the Company of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 3,225,000 warrants to Coliseum Acquisition Sponsor LLC at a purchase price of $1.50 per warrant (the "Private Placement Warrants"), generating gross proceeds of $4,837,500.

For the period from February 5, 2021 (inception) through June 30, 2021, net cash used in operating activities was $1,060,826, which was due to the change in fair value of warrant liabilities of $854,750, unrealized gain on investments held in the Trust Account of $14, and changes in working capital of $1,001,000, partially offset by net income of $387,898 and expensed offering costs added back to net income of $407,040.

For the period from February 5, 2021 (inception) through June 30, 2021, net cash used in investing activities was $150,000,000, which was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the period from February 5, 2021 (inception) through June 30, 2021 of $152,070,885 was comprised of $147,750,000 from the issuance of Units in the Initial Public Offering net of underwriter's discount paid, $4,837,500 in proceeds from the issuance of warrants in a private placement to our Sponsor and proceeds from the issuance of a promissory note to our Sponsor of $187,401, offset by the payment of $516,615 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $187,401.

As of June 30, 2021, we had cash of $1,010,059 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and expired on August 6, 2021.

The underwriter was paid a cash underwriting fee of $0.20 per Unit, or $3,000,000 in the aggregate. In addition, $0.375 per Unit, or $5,625,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for the Private Placement Warrants and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the "Warrants") in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021, 13,007,572 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net earnings by the weighted-average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 8,225,000 shares in the calculation of diluted earnings per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

Our statement of operations includes a presentation of net earnings per share for ordinary shares subject to possible redemption and applies the two-class method in calculating net earnings per share. Net earnings per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable unrealized gain earned on the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding during the period. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 on February 5, 2021. Adoption of the ASU 2020-06 did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2021, we were not subject to any market or interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 25, 2021, we consummated the Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,225,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to Coliseum Acquisition Sponsor LLC, generating gross proceeds of $4,837,500.

Transaction costs amounted to $9,176,463 consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, and $551,463 of other offering costs. The Company was reimbursed $750,000 by the underwriter for such transaction costs.

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coliseum Acquisition Corp.

Date: August 19, 2021	By:	/s/ Daniel Haimovic
Name: Daniel Haimovic
Title: Co-Chief Executive Officer

Coliseum Acquisition Corp.

Date: August 19, 2021	By:	/s/ Jason Beren
Name: Jason Beren
Title: Chief Financial Officer