Form 10-Q
period 2021-09-30
Coliseum Acquisition Corp.
filed 2021-11-23
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, there were 15,000,000 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 3,750,000 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the Period from February 5, 2021 (inception) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months ended September 30, 2021 and for the Period from February 5, 2021 (inception) Through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from February 5, 2021 (inception) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
SIGNATURES		30

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$901,094
Prepaid expenses and other current assets	516,656
Total current assets	1,417,750
Investments held in Trust Account	150,012,094
Other assets	360,072
Total assets	$151,789,916

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,208
Total current liabilities	9,208
Warrant liabilities	5,593,000
Deferred underwriting fee payable	5,625,000
Total liabilities	11,227,208

Commitments

Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value	150,012,094

Shareholders’ Deficit
Preferred shares, $0.001 par value; 5,000,000 authorized; none issued and outstanding	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 15,000,000 shares issued and no shares outstanding (excluding 15,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding (1)	3,750
Additional paid-in capital	—
Accumulated deficit	(9,453,136)
Total shareholders’ deficit	(9,449,386)
Total liabilities and shareholders’ deficit	$151,789,916
(1)Reflects the forfeiture of 562,500 shares of Class B ordinary shares, which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was not exercised by the underwriter and expired on August 6, 2021 (See Note 7). As a result, 562,500 Class B ordinary shares were forfeited upon the expiration of the underwriter’s over-allotment options, resulting in an aggregate of 3,750,000 Class B ordinary shares outstanding (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from
		February 5, 2021
	Three Months Ended	(Inception) Through
	September 30, 2021	September 30, 2021
Formation and operating costs	$232,597	$292,423
Loss from operations	(232,597)	(292,423)
Expensed offering costs	—	(407,040)
Unrealized gain on investments held in Trust Account	12,080	12,094
Change in fair value of warrant liabilities	5,707,500	6,562,250
Net income	$5,486,983	$5,874,881

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,000,000	6,139,241
Basic and diluted net income per share, Class A ordinary shares	$0.29	$0.61
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,750,000	3,560,127
Basic and diluted net income per share, Class B ordinary shares	$0.29	$0.61

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Ordinary Shares
							Total
					Additional		Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	4,313	20,687	—	25,000
Net loss	—	—	—	—	—	(22,978)	(22,978)
Balance at March 31, 2021	—	$—	4,312,500	$4,313	$20,687	$(22,978)	$2,022
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	32,250	—	32,250
Remeasurement of Class A ordinary shares to initial redemption amount, as restated (See Note 2)	—	—	—	—	(52,937)	(15,316,486)	(15,369,423)
Remeasurement of Class A ordinary shares to redemption amount, as restated (See Note 2)	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	—	410,876	410,876
Balance at June 30, 2021, as restated (See Note 2)	—	—	4,312,500	4,313	—	(14,928,602)	(14,924,289)
Forfeiture of Class B ordinary shares			(562,500)	(563)	—	563	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(12,080)	(12,080)
Net income	—	—	—	—	—	5,486,983	5,486,983
Balance at September 30, 2021	—	$—	3,750,000	$3,750	$—	$(9,453,136)	$(9,449,386)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,874,881
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	407,040
Unrealized gain on investments held in Trust Account	(12,094)
Change in fair value of warrant liabilities	(6,562,250)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,208
Prepaid expenses and other assets	(876,728)
Net cash used in operating activities	(1,159,943)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	187,401
Repayment of promissory note - related party	(187,401)
Proceeds from initial public offering, net of underwriter’s discount paid	147,750,000
Proceeds from sale of Private Placement Warrants	4,837,500
Payment of offering costs	(526,463)
Net cash provided by financing activities	152,061,037

Net Change in Cash	901,094
Cash - Beginning of Period	—
Cash - End of Period	$901,094

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$(15,381,517)
Deferred underwriting fee payable	$5,625,000
Forfeiture of Class B ordinary shares	$563
Deferred offering costs paid by sponsor in exchange for Class B ordinary shares	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 4. The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The Founder Shares (as defined in Note 6) included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Founder Shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding as of September 30, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,225,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Coliseum Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $4,837,500, which is described in Note 5.

Transaction costs amounted to $9,176,463 consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, and $551,463 of other offering costs. The Company was reimbursed $750,000 by the underwriter for such transaction costs. In addition, cash of $2,003,361 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. The Company recorded $691,125 of the reimbursement as a reduction of offering costs recorded to equity and $58,875 of the reimbursement as a reduction to expense.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders have agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity

As of September 30, 2021, the Company had $901,094 in cash held outside of the Trust Account and working capital of $1,408,542.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $187,401 under an unsecured and non-interest bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 6).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity at redemption value and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rate between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A ordinary shares subject to possible redemption	$130,075,724	$19,924,290	$150,000,014
Class A ordinary shares	1,993	(1,993)	—
Additional paid-in capital	4,605,797	(4,605,797)	—
Retained earnings (accumulated deficit)	387,898	(15,316,500)	(14,928,602)
Total shareholders’ equity (deficit)	5,000,001	(19,924,290)	(14,924,289)
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,007,572	(12,174,239)	833,333
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.09	$0.09
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,742,428	(1,992,428)	3,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.02	$0.09
Condensed Statement of Operations for the Period from February 5, 2021 (inception) through June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,199,859	(11,783,192)	416,667
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.12	$0.12
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,742,428	(2,971,595)	2,770,833
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.05	$0.12
Condensed Statement of Cash Flows for the Period from February 5, 2021 (inception) through June 30, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activities:
Class A common stock subject to possible redemption	$130,075,724	$(130,075,724)	$—
Accretion of Class A ordinary shares subject to redemption to redemption value	$—	$15,369,427	$15,369,437

(1)  Prior to the change in presentation for the Class A ordinary shares subject to possible redemption, the Company applied the two class method of earnings per share, allocating net income between redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. As such, a portion of the Class A ordinary shares were included in non-redeemable Class A and Class B ordinary shares. For purposes of comparability, the previously reported non-redeemable Class A and Class B ordinary shares are included within this line item.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

	June 25, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption	$129,254,790	$20,745,210	$150,000,000
Class A ordinary shares	2,075	(2,075)	—
Additional paid-in capital	5,426,649	(5,426,649)	—
Accumulated deficit	(433,033)	(15,316,486)	(15,749,519)
Total shareholders’ equity (deficit)	5,000,004	(20,745,210)	(15,745,206)

The following tables summarize the effect of the restatement on the unaudited condensed statements of changes in stockholders’ equity (deficit) as of the dates, and for the periods, indicated:

	Ordinary Shares
						Retained
					Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
As Previously Reported:	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	4,313	20,687	—	25,000
Net loss	—	—	—	—	—	(22,978)	(22,978)
Balance at March 31, 2021	—	$—	4,312,500	$4,313	$20,687	$(22,978)	$2,022
Sale of 15,000,000 Class A ordinary shares in Initial Public Offering, less fair value of public warrants, net of offering costs	15,000,000	15,000	—	—	134,647,827	—	134,662,827
Class A ordinary shares subject to possible redemption	(13,007,572)	(13,007)	—	—	(130,062,717)	—	(130,075,724)
Net income	—	—	—	—	—	410,876	410,876
Balance at June 30, 2021	1,992,428	$1,993	4,312,500	$4,313	$4,605,797	$387,898	$5,000,001
Adjustments:
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Balance at March 31, 2021	—	$—	—	$—	$—	$—	$—
Sale of 15,000,000 Class A ordinary shares in Initial Public Offering, less fair value of public warrants, net of offering costs	(15,000,000)	(15,000)	—	—	(134,647,827)	—	(134,662,827)
Class A ordinary shares subject to possible redemption	13,007,572	13,007	—	—	130,062,717	—	130,075,724
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	32,250	—	32,250
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(52,937)	(15,316,486)	(15,369,423)
Net income	—	—	—	—	—	—	—
Balance at June 30, 2021	(1,992,428)	$(1,993)	—	$—	$(4,605,797)	$(15,316,500)	$(19,924,290)
As Restated:
Balance at December 31, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	4,313	20,687	—	25,000
Net loss	—	—	—	—	—	(22,978)	(22,978)
Balance at March 31, 2021	—	$—	4,312,500	$4,313	$20,687	$(22,978)	$2,022
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	32,250	—	32,250
Remeasurement of Class A ordinary shares to initial redemption amount	—	—	—	—	(52,937)	(15,316,486)	(15,369,423)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	—	410,876	410,876
Balance at June 30, 2021	—	$—	4,312,500	$4,313	$—	$(14,928,602)	$(14,924,289)

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 24, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 28, 2021 and July 1, 2021, as Restated (See Note 2). The interim results for the period from February 5, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

All of the 15,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Remeasurement of Class A ordinary shares to initial redemption amount	15,369,423
Remeasurement of carrying value to redemption amount	12,094
Class A ordinary shares subject to possible redemption – September 30, 2021	$150,012,094

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants on the initial measurement date (June 25, 2021) was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 10).

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 5, 2021, the evaluation was performed for the 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per ordinary share. As a result, the calculated net income per ordinary share is the same for Class A and Class B shares of ordinary shares. Remeasurement of Class A ordinary shares to redemption amount is not included in the determination of earnings per share because redemption amount of the Class A ordinary shares approximates fair value. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 8,225,000 shares in the calculation of diluted earnings per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. At September 30, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the Period from
			February 5, 2021
	Three Months Ended		(Inception) Through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Net income	$4,389,586	$1,097,397	$3,718,522	$2,156,359
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	6,139,241	3,560,127
Basic and diluted net income per ordinary share	$0.29	$0.29	$0.61	$0.61

Concentration of Credit Risk

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

The carrying amounts reflected in the condensed balance sheet for cash, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate fair value due to their short-term nature.

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

See Note 10 for additional information on assets and liabilities measured at fair value on a recurring basis.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8). The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and expired on August 6, 2021.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 17, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 4,312,500 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding as of September 30, 2021.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees. For the three months ended September 30, 2021, and for the period from February 5, 2021 (inception) through September 30, 2021, the Company incurred $30,000 in fees for these services. As of September 30, 2021, $5,000 related to this agreement is recorded in accounts payable and accrued expenses on the condensed balance sheet.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 7. COMMITMENTS

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

NOTE 8. WARRANTS

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the issuance of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within sixty (60) business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement (other than any such period as may be necessary in connection with the preparation and filing of a post-effective amendment to any registration statement following the filing of the Company’s Annual Report on Form 10-K for its first completed fiscal year following the consummation of a Business Combination), exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00 - Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00 - Once warrants become exercisable, the Company may redeem the outstanding warrants:

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

At September 30, 2021, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 10 for additional information on the fair value measurements of these warrants.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 9. SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At September 30, 2021, there were 15,000,000 Class A ordinary shares issued and no shares outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. At September 30, 2021, there were 3,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2021 and June 25,2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount
Description	at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
U.S. Treasury Securities	$150,010,998	$150,010,998	$—	$—
Liabilities
Warrant liability - Public Warrants	$3,400,000	$3,400,000	$—	$—
Warrant liability - Private Placement Warrants	$2,193,000	$—	$—	$2,193,000

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

	Amount
Description	at Fair Value	Level 1	Level 2	Level 3
June 25, 2021
Assets
U.S. Treasury Securities	$149,999,498	$149,999,498	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,350,000	$—	$—	$7,350,000
Warrant liability – Private Placement Warrants	$4,805,250	$—	$—	$4,805,250

The Company utilized a Monte Carlo simulation model to value the Public Warrants on the initial measurement date and the quoted market price as of September 30, 2021. The Company utilized a Modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the date of issuance for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated  fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of September 30, 2021 after the Public Warrants were separately listed and traded, beginning on August 13, 2021.

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Public Warrants:

At June 25, 2021
(Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Expected term (in years)	6.59
Volatility	4.5% pre-merger / 25.0% post-merger
Risk-free rate	1.23%
Fair value of warrants(1)	$1.47

(1) Note that the valuation of Public Warrants is for one whole warrant.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At June 25, 2021
	(Initial
	Measurement)	At September 30, 2021
Stock price	$10.00	$9.73
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	83%	*
Dividend yield	—%	—%
Expected term (in years)	6.59	6.58
Volatility	21.30%	10.30%
Risk-free rate	1.20%	1.20%
Fair value of warrants	$1.49	$0.68

*      The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides the changes in the fair value of warrants liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at February 5, 2021 (inception)	$—	$—	$—
Initial measurement at June 25, 2021	4,805,250	7,350,000	12,155,250
Change in fair value	(2,612,250)	(3,950,000)	(6,562,250)
Fair value at September 30, 2021	$2,193,000	$3,400,000	$5,593,000

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at February 5, 2021 (inception)	$—
Initial measurement at June 25, 2021	12,155,250
Change in fair value	(6,562,250)
Transfer of Public Warrants to Level 1 measurement	(3,400,000)
Fair value at September 30, 2021	$2,193,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering described below and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $5,486,983, which resulted from a gain on the change in fair value of warrant liabilities of $5,707,500 and unrealized gain on investments held in the Trust Account in the amount of $12,080, partially offset by operation and formation costs of $232,597.

For the period from February 5, 2021 (inception) through September 30, 2021, we had net income of $5,874,881, which resulted from a gain on the change in fair value of warrant liabilities of $6,562,250 and unrealized gain on investments held in the Trust Account in the amount of $12,094, partially offset by operation and formation costs of $292,423 and expensed offering costs of $407,040.

Liquidity and Capital Resources

On June 25, 2021, we consummated an Initial Public Offering of 15,000,000 Units (the “Units”) generating gross proceeds to the Company of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 3,225,000 warrants to Coliseum Acquisition Sponsor LLC at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $4,837,500.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in operating activities was $1,159,943, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $6,562,250 and unrealized gain on investments held in the Trust Account of $12,094, and changes in operating assets and liabilities of $867,520, partially offset by net income of $5,874,881 and non-cash adjustment to net income related to expensed offering costs of $407,040.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in investing activities was $150,000,000, which was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the period from February 5, 2021 (inception) through September 30, 2021 of $152,061,037 was comprised of $147,750,000 from the issuance of Units in the Initial Public Offering net of underwriter’s discount paid, $4,837,500 in proceeds from the issuance of warrants in a private placement to our Sponsor and proceeds from the issuance of a promissory note to our Sponsor of $187,401, partially offset by the payment of $526,463 for other offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $187,401.

As of September 30, 2021, we had cash of $901,094 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

The underwriter was paid a cash underwriting fee of $0.20 per Unit, or $3,000,000 in the aggregate. In addition, $0.375 per Unit, or $5,625,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company was reimbursed $750,000 by the underwriter for a portion of the transaction costs in connection with the Initial Public Offering.

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

Warrant Liabilities

We account for the Private Placement Warrants and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Ordinary Shares Subject to Possible Redemption

All of the 15,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net earnings by the weighted average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per ordinary share. As a result, the calculated net income per ordinary share is the same for Class A and Class B shares of ordinary shares. Remeasurement of Class A ordinary shares to redemption amount is not included in the determination of earnings per share because redemption amount of the Class A ordinary shares approximates fair value. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 8,225,000 shares in the calculation of diluted earnings per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 on February 5, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its June 25, 2021 and June 30, 2021 financial statements to reclassify the Company’s redeemable ordinary shares, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statement as of June 25, 2021 and unaudited financial statements as of and for the period ended June 30, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable ordinary shares and restated our June 25, 2021 balance sheet and June 30, 2021 condensed financial statements to reclassify our redeemable ordinary shares as described in Note 2 of the accompanying condensed financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the restatement of our financial statements, as disclosed above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 24, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After discussion with our independent registered public accounting firm and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Transaction costs amounted to $9,176,463 consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, and $551,463 of other offering costs. The Company was reimbursed $750,000 by the underwriter for a portion of such transaction costs.

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

Coliseum Acquisition Corp.

Date: November 22, 2021	By:	/s/ Daniel Haimovic
Name: Daniel Haimovic
Title: Co-Chief Executive Officer

Coliseum Acquisition Corp.

Date: November 22, 2021	By:	/s/ Jason Beren
Name: Jason Beren
Title: Chief Financial Officer