Form 10-K
period 2021-12-31
Coliseum Acquisition Corp.
filed 2022-04-18
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of April 15, 2022, there were 15,000,000 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 3,750,000 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

CERTAIN TERMS

References to the “Company,” “Coliseum,” “our,” “us” or “we” refer to Coliseum Acquisition Corp., a blank check company incorporated in the Cayman Islands on February 5, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K (this “Report”) as our “initial business combination.” References to our “sponsor” refer to Coliseum Acquisition Sponsor LLC, a Cayman Islands exempted company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on June 25, 2021. References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risk and uncertainties discussed in “Part I, Item 1A. Risk Factors,” elsewhere in this Report and in our other filings with the SEC.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business.

Company Overview

We are a blank check company incorporated in the Cayman Islands on February 5, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not generated operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Although we may pursue acquisitions in any sector or industry, we will focus our search for opportunities to create value in the sectors where we can capitalize on the expertise of our management team and advisors, specifically consumer product, service and media companies at the intersection of sports, entertainment, digital media and/or technology (our “Core Sectors”).

Our objective is to generate attractive returns and create value for our shareholders by applying our strategy of capitalizing on the ability of our management team to identify opportunities, conduct thorough due diligence, and acquire and manage a business that can benefit from our significant experience operating and investing in consumer, media and sports-related businesses. Our approach is focused on industries or sectors in which our management team has a strong track record of performance, and emphasizes the preservation of capital by opportunistically pursuing transactions where we believe we have the ability to make an economic impact that drives revenue growth and profitability.

Business Strategy

Our management team seeks to merge with a market-leading and growth-oriented consumer product, service or media company benefiting from the convergence of consumer brands with our Core Sectors, specifically from the following trends:

●	Confluence and impact of sports, digital media and entertainment on high-growth enthusiast brands;
●	Passionate audiences and communities driven by brand authenticity, celebrity and social media influencers;
●	Scalable e-commerce models and digitally native brands that increasingly resonate with consumers;
●	Growth in the sports market, including eSports, and the digital media, content creation and interaction platforms that heighten the fan experience;
●	Digital media platforms that transform interactive gaming and multimedia streaming while pioneering new advertising models;
●	Emphasis on health, wellness, fitness and nutrition as consumers shift towards holistic and healthy lifestyles;
●	Importance of brand identities and mission principles promoting social consciousness and empowerment; and
●	Subscription models and technology-enabled services offering unique and flexible ways to engage with brands.

We believe that many innovative consumer product, service and media companies within our Core Sectors are well-positioned to capitalize on societal and technology trends that will drive sustainable market share growth. Growth companies in our Core Sectors are expanding their capabilities and offering increasingly compelling products and services that better align themselves with the changing consumer preferences. These changes are driven largely by continued digital and social media evolution and changing consumer interests, engagement and purchasing patterns. Additionally, leading companies are utilizing digital engagement platforms, celebrity and influencer marketing, and innovative service models to rapidly expand their total addressable market, customer base and revenue growth opportunities. We seek to partner with a company within our Core Sectors that leverages these key trends, as well as one or more of the following: direct-to-consumer (“DTC”) and e-commerce models; streaming and digital media services; sports and eSports experiences; health and wellness lifestyles; societal impact; and innovative consumer technology.

Market Opportunity

Consumer brands that leverage digital technology, DTC distribution and e-commerce models are experiencing tremendous growth while rapidly displacing legacy business models. The COVID-19 pandemic created shockwaves throughout our Core Sectors and has generated a clear divide between innovative and traditional companies. Those with a strong digital presence or that utilize DTC channels, with flexible supply chains and distribution models, have experienced significant growth and market share capture, while, traditional companies have struggled to adapt to the changing environment. According to the Census Bureau of the Department of Commerce, the e-commerce industry accounted for approximately 14% of all retail sales in the United States during the fourth quarter of 2020, an increase from approximately 11% during the fourth quarter of 2019. E-commerce businesses can also leverage powerful tools such as digital subscriptions, celebrity and influencer marketing, and content creation to enable them to outperform traditional business models. We think that digitally savvy branded consumer companies with substantial brand equity are best positioned for growth and investment.

According to PwC’s Global Entertainment & Media Outlook (2020 – 2024), the global entertainment and media market was projected to represent $2.0 trillion in 2020 and projected to reach more than $2.5 trillion by 2024. This growth is driven in part by the ongoing shift towards digital content and media, and the evolution of advertising and consumer engagement, as illustrated by the “cord-cutting” trend, significantly disrupting traditional content subscription models. According to IBISWorld, video streaming revenue achieved $42 billion in revenue in 2020 and is expected to grow at a 23% compound annual growth rate (“CAGR”) through 2025. According to Deltatre’s 2019 Future of Sports Entertainment report, the increase in over-the-top sports streaming minutes indicates that consumer preferences are shifting away from traditional TV viewership, and the report notes that consumers are seeking enhanced viewing experiences by leveraging multiple devices. Similarly, Statista noted that the U.S. music streaming industry achieved $8.8 billion in revenue in 2019 and is expected to grow at a 6% CAGR through 2025. This overall market is large and growing rapidly, and our investment thesis aligns with the rapid evolution of entertainment and media consumption patterns.

The global sports market reached a value of $388 billion in 2020, with North America comprising more than 30% of the overall market value. Through 2030, this market is expected to grow at a 6.6% CAGR, according to the Business Research Company. In addition to traditional sports, the eSports industry is experiencing widespread growth across regions, game platforms and modalities. The popularity of eSports has led to heightened brand awareness and increased demand for enthusiast products and services that serve the eSports industry or that are advocated by gaming influencers. It is our belief that sports leagues, teams and athletes will continue to enhance fan experience and interaction via innovative streaming and digital media, content creation, monetization of digital assets, and technology-driven products and services. Our team views this intersection between sports, entertainment and influencers as a powerful underlying force for the growth of innovative consumer brands in our Core Sectors.

We believe that the health and wellness trend is a strong and persistent source of growth for companies in our Core Sectors. The health and wellness industry has experienced significant growth over the last several years. According to the Global Wellness Institute, global wellness expenditures were $4.5 trillion in 2018. Consumers continue to seek branded products and services that promote healthy living and cultivate digitally connected enthusiast communities in health, wellness and fitness. Notable consumer shifts towards accessibility, transparency and personalization have stimulated meaningful growth and driven innovation, providing attractive market dynamics for the foreseeable future. Increased health awareness empowers consumers to take a more proactive and holistic approach to wellness, including mental health, and fosters increased enthusiasm in vitamins, minerals and supplements (“VMS”). The COVID-19 pandemic has driven considerable expansion in DTC and virtual health communities, including online fitness platforms, telehealth, and digitally native consumer brands. An increased consumer focus on daily preventative health has created new demand for VMS products and wearable technology, many of which are endorsed by professional athletes and celebrities. According to a consumer survey from The Manifest, more than half of Americans own at least one wearable device. We expect the increasing focus on the holistic definition of health and wellness, along with the increasingly personalized and social elements of the modern industry, to be highly attractive for investment.

Consumer preferences towards brands with authentic, strong identities that promote social consciousness, sustainability, diversity and empowerment are important for consumer brands in our Core Sectors. Prioritization of these value and culture-driven attributes has seen accelerating growth in recent years. An increasing number of consumers prioritize social and environmental themes when making purchase decisions. According to an IBM survey, approximately 7 in 10 consumers say it is at least moderately important that brands offer “clean” products, are sustainable and environmentally responsible, or use natural ingredients. We believe consumer brands that can authentically speak to these themes are highly valued by consumers of companies in our Core Sectors, and we are seeking investment opportunities that align with these trends.

Strong technology platforms, e-commerce capabilities and digital media presence are key growth drivers and points of differentiation for consumer brands in our Core Sectors. Technological innovation will continue to be a critical driver for consumer product, service and media businesses, and we expect consumers to increasingly evaluate companies based on their digital prowess. Innovative consumer-facing services and media such as interactive gaming, streaming technologies and experiential e-commerce retailers provide a platform that enables consumer brands to achieve scale. Ancillary services such as content providers, digital media platforms and tech-enabled advertising services also offer compelling customer value propositions. Many of these businesses also cultivate strong communities of modern consumers, which create valuable brand equity and provides clear growth opportunities within the consumer ecosystem. Additionally, data analytics, software and digital marketing technologies have become integral to creating competitive advantages for companies in our Core Sectors, a trend we have utilized in our investing experience. We believe businesses within our Core Sectors that develop, improve or uniquely utilize these technologies will continue to revolutionize the way consumers interact with brands and are attractively positioned for growth.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines. We intend to acquire companies, brands and/or teams that we believe meet certain of the following criteria:

●	Enterprise values between $500 million and $2.5 billion;
●	Have strong and differentiated brands, industry leadership and market share, exceptional management teams, and significant growth prospects;
●	Have a distinct competitive advantage through the utilization of technology and a defensible business model;
●	Exhibit significant potential for global expansion through accelerated organic and external growth;
●	Primed to benefit from the expertise, experience and network of our management team and board of directors;
●	Objective to accelerate growth in public market and benefit from financial flexibility and an acquisition currency;
●	Support an appropriate valuation, and offer an attractive risk-adjusted return for our shareholders; and
●	Demonstrate clear potential for continued innovation, technology utilization and free cash flow generation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria deemed relevant by our management in effecting our initial business combination consistent with our business objectives. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Initial Business Combination Targets

Our management team and advisors have developed a broad network of contacts and corporate relationships. We believe that the network of contacts and relationships of our management team and our sponsor provides us with an important source of business combination opportunities. Historically, the management team has primarily sourced proprietary deals that have come through personal network relationships as the management team and advisors have strong contacts within top global family offices, corporate executives, and celebrities across business, sports, and entertainment. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, management consulting practices, accounting firms, and large business enterprises.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review, which may encompass, as applicable and among other things, meetings with members of the target’s management and other employees, document reviews, interviews of customers and suppliers, inspections of facilities, and a review of financial and other information about the target and its industry.

Each of our directors and officers, directly or indirectly, own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at a purchase price of approximately $0.006 per share, the holders of our founder shares (including certain of our directors and officers that indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-business combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary or contractual obligations. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Additionally, certain of our directors and officers are now, and our sponsor, directors and officers may in the future become affiliated with entities that are engaged in a similar business. Each of our officers has agreed, pursuant to a written agreement, not to become an officer or a director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), until we have entered into a definitive agreement regarding our initial business combination; provided, however, that Mr. Haimovic may become a director of another special purpose acquisition company with a class of securities registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination, so long as such entity maintains its executive office in Europe and is not expected to compete for the types of businesses in our Core Sectors.

Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees and taxes payable on the income earned on the trust account) and that a majority of our independent directors approve such initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their capital stock, shares or other equity securities in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

As of December 31, 2021, the Company had $801,945 in cash held outside the trust account available for a business combination. As of April 15, 2022, the Company has $150,075,210 held in the trust account available for a business combination (assuming no redemptions and after payment of $5,625,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination). As such, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination or to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding any deferred underwriting fees and taxes payable on the income earned on the trust account) and that a majority of our independent directors approve such initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspections of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding;
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act (Revised) of the Cayman Islands, as the same may be amended from time to time, and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

Permitted purchases and other transactions with respect to our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors, or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors, or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial shareholders, directors, officers, advisors, or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors, or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors, or any of their respective affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors, or any of their respective affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors, or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers and/or any of their affiliates will be restricted from making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account, as of April 15, 2022, was $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association do not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until June 25, 2023.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, directors and officers have agreed that we have until June 25, 2023 to complete our initial business combination. If we have not completed our initial business combination by June 25, 2023, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 25, 2023.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by June 25, 2023. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 25, 2023.

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 25, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect to use the amounts held outside the trust account ($801,945 as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to June 25, 2023, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of our underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($801,945 as of December 31, 2021) to pay any such potential claims but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to certain limitations; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 25, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by June 25, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), or (2) provide our public shareholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

●	in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions;
●	if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the company;
●	if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Conflicts of Interest

Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, see the section entitled “Management — Conflicts of Interest.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. See “Risk Factors — Certain of our directors and officers are now, and our sponsor, directors and officers may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Each of our officers has agreed, pursuant to a written agreement, not to become an officer or a director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination; provided, however, that Mr. Haimovic may become a director of another special purpose acquisition company with a class of securities registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination, so long as such entity maintains its executive office in Europe and is not expected to compete for the types of businesses in our Core Sectors.

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to complete our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Employees

We do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination;
●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination;
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target;
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares;
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders;
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus COVID-19 pandemic and the status of debt and equity markets;
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination;
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless;
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors, or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities;
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss;
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless;
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account, together with the loans provided by our sponsor for working capital, are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination;
●	Past performance by our management team or its affiliates may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire;
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares; and
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

For the list of complete risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated June 22, 2021.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 80 Pine Street, Suite 3202 New York, New York 10005 and our telephone number is (212) 600-5763. Our executive offices are provided to us by an affiliate of the sponsor and we have agreed to an affiliate of the sponsor a total of $10,000 per month for administrative, financial and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, ordinary shares, and warrants are each traded on The Nasdaq Capital Market (“Nasdaq”) under the symbols “MITAU,” “MITA,” and “MITAW,” respectively.

Holders

As of March 25, 2022, we had 1 holder of record of our ordinary shares, 1 holder of record of our units, and 2 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 17, 2021, the sponsor acquired 4,312,500 shares of Class B ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. Prior to the initial investment in the company of $25,000 by our founder we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the sponsor to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the initial public offering (assuming the sponsor does not purchase any public shares in the initial public offering). Upon expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited by the sponsor.

Simultaneously with the closing of our initial public offering, we consummated the sale of 3,225,000 warrants at a price of $1.50 per warrant in a private placement (the “private placement warrants”) to our sponsor, generating gross proceeds of $4,837,500. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in a trust account.

Use of Proceeds from the Initial Public Offering

On June 25, 2021, we consummated our initial public offering of 15,000,000 units (the “units” and, with respect to the shares of Class A ordinary shares included in the units sold, the “public shares”), at $10.00 per unit, generating gross proceeds of $150,000,000.

We had granted the underwriter in our initial public offering a 45-day option to purchase up to 2,250,000 additional units to cover over-allotments, if any. In August 2021, the underwriter’s over-allotment option expired.

Simultaneously with the closing of our initial public offering, we consummated the sale of 3,225,000 private placement warrants at a price of $1.50 per warrant, generating gross proceeds of $4,837,500.

On February 17, 2021, we issued an unsecured promissory note to our sponsor (the “promissory note”), pursuant to which we received proceeds of $400,000 to cover expenses related to our initial public offering. The outstanding balance under the promissory note of $187,401 was repaid at the closing of our initial public offering on June 25, 2021. No additional borrowings have been made under this arrangement.

Transaction costs amounted to $9,176,463 consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, and $551,463 of other offering costs. We were reimbursed $750,000 by the underwriter for such transaction costs. In addition, cash of $2,003,361 was held outside of the trust account and is available for the payment of offering costs and for working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 5, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering described below and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 5, 2021 (inception) through December 31, 2021, we had net income of $4,386,819, which resulted from a gain on the change in fair value of warrant liabilities of $5,296,250 and unrealized gain on investments held in the Trust Account in the amount of $30,739, partially offset by operation and formation costs of $533,130 and expensed offering costs of $407,040.

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

For the period from February 5, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,259,092, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $5,296,250 and unrealized gain on investments held in the Trust Account of $30,739, and changes in operating assets and liabilities of $725,962, partially offset by net income of $4,386,819 and non-cash adjustment to net income related to expensed offering costs of $407,040.

For the period from February 5, 2021 (inception) through December 31, 2021, net cash used in investing activities was $150,000,000, which was the result of the amount of net proceeds from the initial public offering and the private placement sale of warrants being deposited to the Trust Account.

Net cash provided by financing activities for the period from February 5, 2021 (inception) through December 31, 2021 of $152,061,037 was comprised of $147,750,000 from the issuance of Units in the initial public offering net of underwriter’s discount paid, $4,837,500 in proceeds from the issuance of warrants in a private placement to our Sponsor and proceeds from the issuance of a promissory note to our Sponsor of $187,401, offset by the payment of $526,463 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $187,401.

As of December 31, 2021, we had cash of $801,945 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Warrant Liabilities

We account for the Private Placement Warrants and the redeemable warrants the (“Public Warrants”)  that were included in units issued by the Company in its initial public offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of the Form 10-Q filed with the SEC on November 23, 2021, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its June 25, 2021 and June 30, 2021 financial statements to reclassify the Company’s redeemable ordinary shares, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities regarding the restatement of our June 25, 2021 balance sheet as well as our June 30, 2021 financial statements during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Report, our directors and officers are as set forth in the table below:

Name	Age	Position
Jason Stein	36	Co-Chief Executive Officer and Director
Daniel Haimovic	37	Co-Chief Executive Officer and Director
Jason Beren	37	Chief Financial Officer
Andrew Fishkoff	41	Chief Operating Officer and General Counsel
Romitha Mally	51	Board Chairman
Rich Paul	40	Director
Jim Lanzone	50	Director
Andrew Heyer	63	Director
Ezra Kucharz	53	Director

Management Team

Officers

Jason Stein, our co-Chief Executive Officer and a Director, is a co-founder and general partner at SC Holdings, a private equity and strategic advisory firm with global experience building businesses and executing transactions. He is on the board of directors of Hyperice, a late-stage recovery technology company; serves as Special Advisor at the SpringHill Company, LeBron James and Maverick Carter’s entertainment platform; is Chairman of Front Office Sports, the first mass-market daily sports email newsletter ecosystem; and a Board Director at Transmit Live, a high-growth live streaming technology business. Since founding SC Holdings in 2018, Mr. Stein has led investments into 10 companies within our Core Sectors. Previously, Mr. Stein was founder and Chief Executive Officer of Cycle Media, an award-winning media and advertising holding company, which he built to six offices in the U.S. and Europe and sold to Wasserman, a global sports agency. Mr. Stein holds an MA from the University of Miami School of Communication and a BS in Sports Management from NYU. We believe Mr. Stein is well qualified to serve on our board of directors due to his extensive operating and investment experience, particularly in our Core Sectors.

Daniel Haimovic, our co-Chief Executive Officer and a Director, is a co-founder and general partner at SC Holdings and the Chief Executive Officer of Eastbridge Group, a family holding company with $1.5 billion in assets under management. At Eastbridge, Mr. Haimovic oversees Eastbridge’s operations as well as the divestitures of certain of its assets, which previously included: the Smyk Group to Bridgepoint Partners for approximately $300 million; Empik, Empik Schools and Empik.com (the leading consumer media retailer in Poland) to Penta Investments; and Optimum Distribution (a leading distributor of clothing and consumer products to Eastern Europe) to the Orbico Group. In 2016, he led the sale of 63 & 67 Wall Street to Rockpoint Group for approximately $435 million. He led the refinancing of 20 Exchange Place for approximately $268 million by Freddie Mac, the refinancing of 70 Pine Street by Brookfield Partners in 2017 for approximately $375 million and by Goldman Sachs in 2019 for approximately $386 million. Since becoming Chief Executive Officer of Eastbridge in 2015, Mr. Haimovic has led investments in more than 20 companies in a variety of sectors, including real estate and technology. Mr. Haimovic sits on the board of directors of Realview Imaging, an Israeli medical imaging company; as well as the Downtown Alliance, which manages the Downtown-Lower Manhattan Business Improvement District (BID). Mr. Haimovic was previously on the board of directors of Smyk Group, Empik Group and Optimum Distribution. Previously, he worked for Alexandria Real Estate Equities. Mr. Haimovic holds an MBA from the Wharton School of University of Pennsylvania and an AB in Biology from Harvard College. We believe Mr. Haimovic is well qualified to serve on our board of directors due to his extensive investment and corporate finance experience.

Jason Beren, our Chief Financial Officer, joined Eastbridge Group in 2014 as Group Treasurer and has been Chief Financial Officer since 2015. At Eastbridge, Mr. Beren has supported the refinancings of Empik Media Fashion, 20 Exchange Place and 70 Pine Street. He has worked closely on more than 20 Eastbridge investments in a variety of sectors including multi-unit retail and technology. Before joining Eastbridge, Mr. Beren worked at Deutsche Bank for nine years, serving as Director in the Capital Markets and Treasury Solutions division. At Deutsche Bank, he was responsible for advising multinational corporations on mitigating the market risk of financing strategies and implementing structured financial solutions. Mr. Beren holds an AB with honors in Economics from Harvard College.

Andrew Fishkoff, our Chief Operating Officer and General Counsel, joined Eastbridge Group in 2017 as Chief Operating Officer and General Counsel. At Eastbridge, Mr. Fishkoff oversees all U.S. and international legal matters, working on all acquisitions, financings, joint ventures and investments. Mr. Fishkoff has represented both SC and Eastbridge in their sports and media investments in Hyperice, Front Office Sports and Transmit Live, as well as their investment in eegee’s, an Arizona-based quick service restaurant chain with over two dozen locations. Before joining Eastbridge, Mr. Fishkoff served as the General Counsel for Macklowe Properties and Rockrose Development Corp., both New York-based real estate developers and owners, where he helped lead financings and joint ventures. Mr. Fishkoff previously worked in the finance group at Latham & Watkins. Mr. Fishkoff holds a JD from Harvard Law School and BA from Brown University.

Board of Directors

Romitha Mally, our board chairman, has more than 25 years of investment banking and mergers and acquisition experience. During her career, she has provided strategic and financial advisory to many public and private companies in the consumer and retail industry around the globe. Ms. Mally has helped orchestrate mergers between independent brands and conglomerates including Unilever’s acquisition of the Dollar Shave Club, Sundial Brands and The Laundress. Ms. Mally has also helped take companies public, including Blue Buffalo, for whom she also negotiated a sale to General Mills in a deal that was valued at $8 billion in 2018. Ms. Mally founded the Mally Collective, a boutique strategic advisory firm focused on the consumer sector. She was a Vice Chairman in Investment Banking at UBS from February 2019 to March 2021, a Managing Director and Head of Consumer Corporate Advisory for North America at Greenhill & Co., Inc. from April 2018 to January 2019, a Managing Director at JP Morgan from August 2013 to March 2018, and an equity research analyst at Goldman Sachs covering the packaged food sector from 1995 to 2005. Ms. Mally holds a BSc in Economics from the London School of Economics and an MBA in Finance from the University of Chicago. We believe Ms. Mally is well qualified to serve on our board of directors due to her extensive investment banking and mergers acquisition experience.

Rich Paul is the Chief Executive Officer and Founder of Klutch Sports Group, the powerhouse sports agency representing some of the biggest athletes across the NBA and NFL. Mr. Paul founded Klutch in 2012 in his hometown of Cleveland, Ohio where he forged a unique and personal approach to representing some of the top NBA talent — putting athletes first and empowering them to build careers and brands on and off the court. In 2019, Klutch partnered with United Talent Agency, an evolution that led to the expansion into NFL. Mr. Paul continues to be a leading agent in the space and in 2019 was named GQ’s “Power Broker of the Year” and “The King Maker” on the cover of Sports Illustrated. Variety recently named Mr. Paul to their “Variety500” list of the most influential business leaders shaping the global media industry. He is also credited with driving the reversal of the so-called “Rich Paul Rule,” which would have banned agents without a college degree from representing NCAA student athletes. We believe Mr. Paul is well qualified to serve on our board of directors due to his extensive experience in our Core Sectors.

Jim Lanzone is the Chief Executive Officer of Yahoo, where he oversees a global media and tech company that reaches nearly 900 million people around the world and is the third largest property on the Internet. He is focused on delivering trusted products, content and tech across finance, sports, news, entertainment, search and communications. Yahoo also provides a full-stack platform for businesses to amplify growth and drive more meaningful connections across advertising, search and media. Mr. Lanzone draws from over 20 years of leadership and entrepreneurial experience in the technology and media space, driving growth and innovation. Mr. Lanzone is the former CEO of Tinder, the world’s most popular app for meeting new people. Tinder has been downloaded by more than 400 million people and is available in 190 countries and 40+ languages. Prior to Tinder, Mr. Lanzone spent a decade as President and CEO of CBS Interactive, a top 10 global Internet company with brands ranging from CBS All Access to CNET. He joined CBS Interactive in 2011 when CBS Corporation purchased Clicker Media, an Internet video search and programming guide, where he was founder and CEO. Before founding Clicker, Mr. Lanzone served as CEO of Ask.com (formerly Ask Jeeves), a top 10 consumer Internet property and leading search engine owned by IAC/InterActiveCorp. Mr. Lanzone holds a BA from UCLA and a JD and MBA from Emory University.

Andrew Heyer is a finance professional with over 40 years of experience investing in the consumer and consumer-related products and services industries as well as a senior banker in leveraged finance during which time his clients included many large private equity firms. Over that time frame, he has guided several public and private companies as a member of their boards of directors. Currently, Mr. Heyer is the Chief Executive Officer and Founder of Mistral Equity Partners, a private equity fund that invests in the consumer industry. Prior to founding Mistral, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp., Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Before Argosy, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. Mr. Heyer currently serves as President and on the board of directors of Haymaker Acquisition Corp. III, a special purpose acquisition company seeking to acquire and operate a business in the consumer and consumer-related products and services industries. Mr. Heyer currently serves on the board of directors of ARKO Corp. and previously served as Haymaker Acquisition Corp. II’s President until consummation of its business combination with ARKO. Mr. Heyer currently serves on the board of directors of OneSpaWorld Holdings Ltd. and previously served as Haymaker Acquisition Corp. I’s President until consummation of its business combination with OneSpaWorld. He also serves on the board of directors of Tastemaker Acquisition Corp., a blank check company which completed its $276 million initial public offering on January 12, 2021 and is searching for a target business in the restaurant, hospitality and related technology and service sectors, AF Acquisition Corp., a blank check company which completed its $200 million initial public offering on March 23, 2021 and is searching for a target business in the food and beverage, health and wellness, beauty, pet and personal care sectors in the United States, The Lovesac Company, Inc. (where he serves as Chairman), as well as on the board of a private pet products company owned in part by Mistral, Worldwise, Inc. He also serves on the investment committee of AF Ventures, an investor in high-growth consumer product companies. Mr. Heyer holds an MBA and a BSc in Accounting from the Wharton School of the University of Pennsylvania. We believe Mr. Heyer is well qualified to serve on our board of directors due to his extensive finance, investment and operations experience.

Ezra Kucharz has more than 20 years of experience with leading internet, sports, media and entertainment properties. He joined DraftKings as Chief Business Officer in October 2017. In this role, Mr. Kucharz is responsible for expanding DraftKings’ business strategy, advertising sales, international expansion and digital media, further solidifying the company’s position at the intersection of sports, technology and media, while advancing its footprint in the content space. Mr. Kucharz is also responsible for bolstering the business and corporate development functions by identifying opportunities for strategic ventures and acquisitions. Additionally, Mr. Kucharz is a faculty member in Duke University’s Innovation and Entrepreneurship Initiative teaching Sports Entrepreneurship. Prior to joining DraftKings, Mr. Kucharz served as president of CBS Local Digital Media and special advisor to the CBS Chief Executive Officer. In this role, Mr. Kucharz oversaw online and mobile business across CBS’ Radio and Television stations. During his tenure, Mr. Kucharz’s leadership elevated CBS Local to one of the leading digital organization in local broadcast TV and radio. Mr. Kucharz has also held several senior-level positions at NBC Universal, founded one of the first online digital sports media companies, Total Sports, and worked for NASA in their Space Shuttle and Space Station Medical Operations divisions after serving as an Army Officer assigned to the Armor Branch. Mr. Kucharz holds a B.S. in Biomedical Engineering from Boston University, a master’s degree in Engineering Management from the University of Houston and a master’s degree in Medical Informatics from Duke University. We believe Mr. Kucharz is well qualified to serve on our board of directors due to his extensive experience with Internet, sports, media and entertainment properties.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of seven members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Jason Stein, Daniel Haimovic and Romitha Mally, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Jim Lanzone and Rich Paul, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Andy Heyer and Ezra Kucharz, will expire at our third annual meeting of shareholders.

Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have five “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Romitha Mally, Rich Paul, Jim Lanzone, Andrew Heyer and Ezra Kucharz is an independent director under applicable SEC and Nasdaq rules.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements. We do not intend to rely on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1).

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Andrew Heyer, Ezra Kucharz and Romitha Mally. Andrew Heyer will serves as chair of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that qualifies as an Andrew Heyer “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Andrew Heyer and Jim Lanzone. Jim Lanzone serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Rich Paul, Jim Lanzone, Romitha Mally. Romitha Mally serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year none of our officers served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct applicable to our directors, officers and employees. The Code of Ethics will be available on our website. We will also post any amendments to or waivers of our Code of Ethics on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Certain of our directors and officers are now, and our sponsor, directors and officers may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds (i) $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following our initial public offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Jason Stein	SC Holdings	Investment	Founder and General Partner
	Hyperice	Technology	Director
	Front Office Sports	Media	Director
	Transmit Live	Media	Director
	SpringHill Company	Media	Special Advisor
	Mashwork, Inc. (a/k/a Canvs)	Technology	Director
	Athletic Greens International, Inc.	Health & Wellness	Director
Daniel Haimovic	Eastbridge Group	Investment	Managing Partner
	DTH Capital	Real Estate	Managing Partner
	SC Holdings	Investment	Co-Founder and General Partner
	eegee’s	Restaurants	Controlling Shareholder
	Real View Imaging	Technology	Director
Jason Beren	Eastbridge Group	Investment	Chief Financial Officer
	DTH Capital	Real Estate	Chief Financial Officer
	SC Holdings	Investment	Chief Financial Officer
Andrew Fishkoff	Eastbridge Group	Investment	Chief Operating Officer and General Counsel
	DTH Capital	Real Estate	General Counsel
	SC Holdings	Investment	General Counsel
Romitha Mally	Mally Collective	Advisory	Founder
Rich Paul	Klutch Sports Group	Sports	Chief Executive Officer
	United Talent Agency	Sports/Media	Director
Jim Lanzone	Yahoo	Technology/Media	Chief Executive Officer
	Supernova Partners	Investment	Director
	Supernova Partners Acquisition Company II	Investment	Director
	GoPro	Technology	Director
Andrew Heyer	Mistral Equity Partners (2)	Private Equity	Chief Executive Officer
	ARKO Corp.	Convenience Stores	Director
	Worldwise, Inc.	Pet Accessories	Director
	Haymaker Acquisition Corp. III	Special purpose acquisition company	President and Director
	The Lovesac Company	Furniture	Director
	AF Ventures	Investments	Director
	AF Acquisition Corp.	Special purpose acquisition company	Director
	OneSpaWorld Holdings	Leisure	Director
	Tastemaker Acquisition Corp.	Special purpose acquisition company	Director
Ezra Kucharz	DraftKings Inc	Sports/Gaming	Chief Business Officer
	Drive by DraftKings	Investment	Board Member

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations. Each individual listed has a fiduciary duty with respect to each of the listed entities.
(2)	Mistral is not actively investing, and as a result our management believes that activities involving the Mistral portfolio do not and will not conflict with our investment goals. In addition, although we have not identified a business combination, our management believes that the companies in the Mistral portfolio would not be appropriate acquisition targets for a business combination primarily because their revenue and profitability is too small.

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Directors, Officers and Advisors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have entered into agreements with our directors, officers and advisors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We may purchase a policy of directors’ and officers’ liability insurance that insures our directors, officers and advisors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors, officers and advisors.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, in connection with the successful completion of our initial business combination, we may determine to provide a payment to our sponsor, officers, directors, advisors or our or their affiliates; however any such payment would not be made from the proceeds of our initial public offering held in the trust account and we currently do not have any agreement or arrangement with any such party to do so. Our audit committee will review on a quarterly basis all payments that were or are to be made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of independent directors on our Board.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of ordinary shares as of April 15, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers, directors and director nominees; and
●	all of our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our ordinary shares is based on 18,750,000 ordinary shares issued and outstanding as of April 15, 2022, consisting of 15,000,000 Class A ordinary shares and 3,750,000 Class B ordinary shares.

Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner (1)	Owned (2)	Ordinary Shares
Coliseum Acquisition Sponsor LLC (our sponsor) (3)	3,750,000	20.0%
Jason Stein (3)	3,750,000	20.0%
Daniel Haimovic (3)	3,750,000	20.0%
Jason Beren	—	—
Andrew Fishkoff	—	—
Romitha Mally	—	—
Rich Paul	—	—
Jim Lanzone	—	—
Andrew Heyer	—	—
Ezra Kucharz	—	—
All executive officers and directors as a group (nine individuals)	3,750,000	20.0%

(1)Unless otherwise noted, the business address of each of the following is 80 Pine Street, Suite 3202., New York, New York 10005.

(2)Interests shown consist solely of Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment

(3)Coliseum Acquisition Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Our officers and directors are members of our sponsor. Each of Jason Stein and Daniel Haimovic may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor. Other than Jason Stein and Daniel Haimovic, no member of our sponsor exercises voting or dispositive control over any of the shares held by our sponsor. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 17, 2021, our sponsor acquired 4,312,500 Class B ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. Prior to the initial investment in the company of $25,000 by our Sponsor we had no assets, tangible or intangible. The founder shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after our initial public offering (assuming the sponsor did not purchase any public shares in the initial public offering). Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited by the sponsor.

A total of five anchor investors purchased 7,440,000 units in the initial public offering at the offering price of $10.00 per unit; one anchor investor purchased 2,235,000 units; three anchor investors each purchased 1,485,000 units; and one anchor investor purchased 750,000 units. The anchor investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders, other than a right of first refusal with respect to any private placement in connection with a business combination. Further, the anchor investors are not required to (i) hold any units, Class A ordinary shares or warrants they purchased in the initial public offering, or thereafter, for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the business combination or (iii) refrain from exercising their right to redeem their public shares at the time of the business combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the initial public offering as the rights afforded to the Company’s other public shareholders.

Each anchor investor entered into separate anchor commitment letters with the Company and the Sponsor pursuant to which each anchor investor purchased a specified amount of membership interests from the Sponsor at the closing of the initial public offering, subject to such anchor investor’s acquisition of 100% of the units allocated to it by the underwriters in the initial public offering.

The Sponsor will retain voting and dispositive power over the anchor investors’ founder shares until the consummation of the initial business combination, following which time the Sponsor will distribute such founder shares to the anchor investors (subject to applicable lock-up restrictions). The estimated fair value of the founder shares as of the execution of the anchor commitment letters was $5.38 per share (or $2,994,491 in the aggregate), which was $2,159,708 in excess of the amount paid by anchor investors for this interest.

Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds (i) $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement

Simultaneously with the closing of the initial public offering, we consummated the sale of 3,225,000 warrants at a price of $1.50 per warrant in a private placement (the “private placement warrants”) to our Sponsor, generating gross proceeds of $4,837,500). Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination within 24 months from the closing of our initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

Promissory Note - Related Party

On February 17, 2021, we issued an unsecured promissory note to our sponsor (the “promissory note”), pursuant to which the Company received proceeds of $400,000 to cover expenses related to the initial public offering. The promissory note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of our initial public offering. The outstanding balance under the promissory note of $187,401 was repaid on June 25, 2021. No additional borrowings have been made under this arrangement.

Administrative Support Agreement

We entered into an agreement, commencing on June 25, 2021, to pay an affiliate of our sponsor a total of $10,000 per month for administrative, financial and support services. Upon completion of an initial business combination or liquidation, we will cease paying these monthly fees.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance – Director Independence” for the information required by Item 407(a) of Regulation S-K regarding director independence.

PART III

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Report and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $64,000. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.The following documents are filed as part of this Report:
1.	Financial Statements:

2.	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on Page F-1 of this Report.

3.	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 (File No. 333-254513), filed with the SEC on March 19, 2021)
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-1/A (File No. 333-254513), filed with the SEC on March 30, 2021)
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-1/A (File No. 333-254513), filed with the SEC on March 30, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-1/A (File No. 333-254513), filed with the SEC on March 30, 2021)
4.4

Warrant Agreement, dated June 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

4.5*	Description of Registrant’s Securities
10.1

Promissory Note, dated February 17, 2021, issued to Coliseum Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 (File No. 333-254513), filed with the SEC on March 19, 2021)

10.2

Letter Agreement, dated June 22, 2021, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.3

Investment Management Trust Agreement, dated June 22, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.4

Registration Rights Agreement, dated June 22, 2021, by and between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.5

Securities Subscription Agreement, dated February 17, 2021, between the Registrant and Coliseum Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 (File No. 333-254513), filed with the SEC on March 19, 2021)

10.6

Sponsor Warrants Purchase Agreement, dated June 22, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-1/A (File No. 333-254513), filed with the SEC on March 30, 2021)
10.8

Administrative Services Agreement, dated June 22, 2021, by and between the Registrant and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Form S-1/A (File No. 333-254513), filed with the SEC on March 30, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Form of Agreement by and between the Registrant and each anchor investor (incorporated by reference to Exhibit 99.6 of the Registrant’s Form S-1/A (File No. 333-254513), filed with the SEC on June 9, 2021)

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

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2022.

Coliseum Acquisition Corp.

By:	/s/ Jason Stein
Name: Jason Stein
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Stein	Co-Chief Executive Officer and Director	April 15, 2022
Jason Stein	(Principal Executive Officer)

/s/ Daniel Haimovic	Co-Chief Executive Officer and Director	April 15, 2022
Daniel Haimovic	(Principal Executive Officer)

/s/ Jason Beren	Chief Financial Officer	April 15, 2022
Jason Beren	(Principal Financial Officer and Principal Accounting Officer)

/s/ Romitha Mally	Board Chairman	April 15, 2022
Romitha Mally

/s/ Rich Paul	Director	April 15, 2022
Rich Paul

/s/ Jim Lanzone	Director	April 15, 2022
Jim Lanzone

/s/ Andrew Heyer	Director	April 15, 2022
Andrew Heyer

/s/ Ezra Kucharz	Director	April 15, 2022
Ezra Kucharz

COLISEUM ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coliseum Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Coliseum Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Tampa, FL

April 15, 2022

COLISEUM ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

ASSETS
Current assets:
Cash	$801,945
Prepaid expenses and other current assets	519,808
Total current assets	1,321,753
Investments held in Trust Account	150,030,739
Other non-current assets	233,150
Total assets	$151,585,642

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$26,996
Total current liabilities	26,996
Warrant liabilities	6,859,000
Deferred underwriting fee payable	5,625,000
Total liabilities	12,510,996

Commitments

Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value	150,030,739

Shareholders’ Deficit
Preferred shares, $0.001 par value; 5,000,000 authorized; none issued and outstanding	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 15,000,000 shares issued and no shares outstanding (excluding 15,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding (1)	3,750
Additional paid-in capital	—
Accumulated deficit	(10,959,843)
Total shareholders’ deficit	(10,956,093)
Total liabilities and shareholders’ deficit	$151,585,642
(1)Reflects the forfeiture of 562,500 shares of Class B ordinary shares which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was not exercised by the underwriter and expired on August 6, 2021 (See Note 6). As a result, 562,500 Class B ordinary shares were forfeited upon the expiration of the underwriter’s over-allotment options, resulting in an aggregate of 3,750,000 Class B ordinary shares outstanding (see Note 5).

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) DECEMBER 31, 2021

Formation and operating costs	$533,130
Loss from operations	(533,130)
Expensed offering costs	(407,040)
Unrealized gain on investments held in Trust Account	30,739
Change in fair value of warrant liabilities	5,296,250
Net income	$4,386,819

Basic and diluted weighted average shares outstanding, Class A ordinary shares	8,617,021
Basic and diluted net income per share, Class A ordinary shares	$0.36
Basic and diluted weighted average shares outstanding, Class B ordinary shares	$3,613,222
Basic and diluted net income per share, Class B ordinary shares	$0.36

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	4,313	20,687	—	25,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	32,250	—	32,250
Remeasurement of Class A ordinary shares to initial redemption amount	—	—	—	—	(52,937)	(15,316,486)	(15,369,423)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(30,739)	(30,739)
Forfeiture of Class B ordinary shares			(562,500)	(563)	—	563	—
Net income	—	$—	—	$—	$—	$4,386,819	$4,386,819
Balance at December 31, 2021	$—	$—	$3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$4,386,819
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	407,040
Unrealized gain on investments held in Trust Account	(30,739)
Change in fair value of warrant liabilities	(5,296,250)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	26,996
Prepaid expenses and other assets	(752,958)
Net cash used in operating activities	(1,259,092)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	187,401
Repayment of promissory note - related party	(187,401)
Proceeds from initial public offering, net of underwriter’s discount paid	147,750,000
Proceeds from sale of Private Placement Warrants	4,837,500
Payment of offering costs	(526,463)
Net cash provided by financing activities	152,061,037

Net Change in Cash	801,945
Cash - Beginning of Period	—
Cash - End of Period	$801,945

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$(15,400,162)
Deferred underwriting fee payable	$5,625,000
Forfeiture of Class B ordinary shares	$563
Deferred offering costs paid by sponsor in exchange for Class B ordinary shares	$25,000

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3. The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The Founder Shares (as defined in Note 5) included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Founder Shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Liquidity

As of December 31, 2021, the Company had $801,945 in cash held outside of the Trust Account and working capital of $1,294,757.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Investments Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

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

As of December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Accretion of Class A ordinary shares to initial redemption amount	15,369,423
Accretion of carrying value to redemption value	30,739
Class A ordinary shares subject to possible redemption	$150,030,739

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Modified Black-Scholes option pricing model (see Note 9).

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per ordinary share. As a result, the calculated net income per ordinary share is the same for Class A and Class B shares of ordinary shares. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Period from February 5, 2021
	(Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Net income	$3,090,806	$1,296,013
Denominator:
Basic and diluted weighted average shares outstanding	8,617,021	3,613,222
Basic and diluted net income per share of ordinary share	$0.36	$0.36

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

A total of five anchor investors purchased 7,440,000 units in the Initial Public Offering at the offering price of $10.00 per unit; one anchor investor purchased 2,235,000 units; three anchor investors each purchased 1,485,000 units; and one anchor investor purchased 750,000 units. The anchor investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders, other than a right of first refusal with respect to any private placement in connection with a Business

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Combination. Further, the anchor investors are not required to (i) hold any units, Class A ordinary shares or warrants they purchased in the Initial Public Offering, or thereafter, for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their public shares at the time of the Business Combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the Initial Public Offering as the rights afforded to the Company’s other public shareholders.

Each anchor investor entered into separate anchor commitment letters with the Company and the Sponsor pursuant to which each anchor investor purchased a specified amount of membership interests from the Sponsor at the closing of the Initial Public Offering, subject to such anchor investor’s acquisition of 100% of the units allocated to it by the underwriters in the Initial Public Offering.

The Sponsor will retain voting and dispositive power over the anchor investors’ founder shares until the consummation of the initial business combination, following which time the Sponsor will distribute such founder shares to the anchor investors (subject to applicable lock-up restrictions). The estimated fair value of the founder shares as of the execution of the anchor commitment letters was $5.38 per share (or $2,994,491 in the aggregate), which was $2,159,708 in excess of the amount paid by anchor investors for this interest.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees. For the period from February 5, 2021 (inception) through December 31, 2021, the Company incurred $60,000 in fees for these services. As of December 31, 2021, no amounts related to this agreement is recorded in accounts payable and accrued expenses on the condensed balance sheet.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

At December 31, 2021, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At December 31, 2021, there were 15,000,000 Class A ordinary shares issued and no shares outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. At December 31, 2021, there were 3,750,000 Class B ordinary shares issued and outstanding.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 and June 25, 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount
Description	at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
U.S. Treasury Securities	$150,029,994	$150,029,994	$—	$—
Liabilities
Warrant liability - Public Warrants	$4,150,000	$4,150,000	$—	$—
Warrant liability - Private Placement Warrants	$2,709,000	$—	$—	$2,709,000

	Amount
Description	at Fair Value	Level 1	Level 2	Level 3
June 25, 2021
Assets
U.S. Treasury Securities	$149,999,498	$149,999,498	$—	$—
Liabilities
Warrant liability – Public Warrants	$7,350,000	$—	$—	$7,350,000
Warrant liability – Private Placement Warrants	$4,805,250	$—	$—	$4,805,250

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Public Warrants:

At June 25, 2021
(Initial
Measurement)
Stock price	$10.00
Exercise price	$11.50
Expected term (in years)	6.59
Volatility	4.5% pre-merger / 25.0% post-merger
Risk-free rate	1.23%
Fair value of warrants	$1.47

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At June 25, 2021
	(Initial
	Measurement)	At December 31, 2021
Stock price	$10.00	$9.72
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	83%	*
Dividend yield	—%	—%
Expected term (in years)	6.59	6.58
Volatility	21.30%	11.60%
Risk-free rate	1.20%	1.36%
Fair value of warrants	$1.49	$0.84

*       The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides the changes in the fair value of warrants liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at February 5, 2021 (inception)	$—	$—	$—
Initial measurement at June 25, 2021	4,805,250	7,350,000	12,155,250
Change in fair value	(2,096,250)	(3,200,000)	(5,296,250)
Fair value at December 31, 2021	$2,709,000	$4,150,000	$6,859,000

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at February 5, 2021 (inception)	$—
Initial measurement at June 25, 2021	12,155,250
Change in fair value	(5,296,250)
Transfer of Public Warrants to Level 1 measurement	(4,150,000)
Fair value as of December 31, 2021	$2,709,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.