Form 10-Q
period 2022-03-31
Coliseum Acquisition Corp.
filed 2022-05-16
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

COLISEUM ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$668,759	$801,945
Due from sponsor	724	—
Prepaid expenses and other current assets	557,009	519,808
Total current assets	1,226,492	1,321,753
Investments held in Trust Account	150,073,707	150,030,739
Other non-current assets	108,987	233,150
Total assets	$151,409,186	$151,585,642

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$124,049	$26,996
Total current liabilities	124,049	26,996
Warrant liabilities	2,878,750	6,859,000
Deferred underwriting fee payable	5,625,000	5,625,000
Total liabilities	8,627,799	12,510,996

Commitments

Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value	150,073,707	150,030,739

Shareholders’ Deficit
Preferred shares, $0.001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 15,000,000 shares issued and no shares outstanding (excluding 15,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding	3,750	3,750
Additional paid-in capital	—	—
Accumulated deficit	(7,296,070)	(10,959,843)
Total shareholders’ deficit	(7,292,320)	(10,956,093)
Total liabilities and shareholders’ deficit	$151,409,186	$151,585,642

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
		February 5, 2021
	Three Months Ended	(inception) Through
	March 31, 2022	March 31, 2021
Formation and operating costs	$316,477	$22,978
Loss from operations	(316,477)	(22,978)
Unrealized gain on investments held in Trust Account	42,968	—
Change in fair value of warrant liabilities	3,980,250	—
Net income (loss)	$3,706,741	$(22,978)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,000,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.20	$0.00
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,750,000	3,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.20	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	$—	$—	$3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(42,968)	(42,968)
Net income	—	—	—	—	—	3,706,741	3,706,741
Balance at March 31, 2022	—	$—	3,750,000	$3,750	$—	$(7,296,070)	$(7,292,320)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	4,313	20,687	—	25,000
Net loss	—	—	—	—	—	(22,978)	(22,978)
Balance at March 31, 2021	—	$—	4,312,500	$4,313	$20,687	$(22,978)	$2,022

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

		For the Period
		from February
		5, 2021
	Three Months	(inception)
	Ended March 31,	Through March
	2022	31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,706,741	$(22,978)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note - related party	—	15,000
Unrealized gain on investments held in Trust Account	(42,968)	—
Change in fair value of warrant liabilities	(3,980,250)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	97,053	7,978
Prepaid expenses and other assets	86,962	—
Due from sponsor	(724)	—
Net cash used in operating activities	(133,186)	—

Net Change in Cash	(133,186)	—
Cash - Beginning of Period	801,945	—
Cash - End of Period	$668,759	$—

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$42,968	$—
Deferred offering costs included in accrued offering costs	$—	$296,718
Deferred offering costs included in promissory note - related party	$—	$80,045
Deferred offering costs paid by sponsor in exchange for Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Coliseum Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

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

march 31, 2022

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

march 31, 2022

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

Liquidity

As of March 31, 2022, the Company had $668,759 in cash held outside of the Trust Account and working capital surplus of $1,102,443.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

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

march 31, 2022

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

March 31, 2022
Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Accretion of carrying value to redemption value	15,443,130
Class A ordinary shares subject to possible redemption	$150,073,707

December 31,
2021
Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Accretion of carrying value to redemption value	15,400,162
Class A ordinary shares subject to possible redemption	$150,030,739

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income (loss) per ordinary share. As a result, the calculated net income (loss) per ordinary share is the same for Class A and Class B shares of ordinary shares. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the period from
			February 5, 2021
	Three Months Ended		(inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Net income (loss)	2,965,393	741,348	—	(22,978)
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	—	3,750,000
Basic and diluted net income (loss) per ordinary share	$0.20	$0.20	$—	$(0.01)

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective February 5, 2021 (inception) using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

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

The Sponsor will retain voting and dispositive power over the anchor investors’ founder shares until the consummation of the initial business combination, following which time the Sponsor will distribute such founder shares to the anchor investors (subject to applicable lock-up restrictions). The estimated fair value of the founder shares as of the execution of the anchor commitment letters was $5.38 per share, or $2,994,491 in the aggregate.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services. As of March 31, 2022 and December 31, 2021, no amounts related to this agreement were owed to the Sponsor.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

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

march 31, 2022

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

march 31, 2022

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

At March 31, 2022 and December 31, 2021, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At  March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At March 31, 2022 and December 31, 2021, there were 15,000,000 Class A ordinary shares issued and no shares outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. At March 31, 2022 and December 31, 2021, there were 3,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
U.S. Treasury Securities	$150,072,746	$150,072,746	$—	$—
Liabilities
Warrant liability - Public Warrants	$1,750,000	$1,750,000	$—	$—
Warrant liability - Private Placement Warrants	$1,128,750	$—	$—	$1,128,750

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
U.S. Treasury Securities	$150,029,994	$150,029,994	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,150,000	$4,150,000	$—	$—
Warrant liability – Private Placement Warrants	$2,709,000	$—	$—	$2,709,000

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. The quoted price of the Public Warrants was $0.35 and $0.83 per warrant as of March 31, 2022 and December 31, 2021, respectively.

The Company utilizes a Modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the date of issuance for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of March 31, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At December 31,	At March 31,
	2021	2022
Stock price	$9.72	$9.70
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	*	*
Dividend yield	—%	—%
Expected term (in years)	6.58	5.82
Volatility	11.60%	5.10%
Risk-free rate	1.36%	2.41%
Fair value of warrants	$0.84	$0.35

*     The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides the changes in the fair value of warrants liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 1, 2022	$2,709,000	$4,150,000	$6,859,000
Change in fair value	$(1,580,250)	$(2,400,000)	(3,980,250)
Fair value at March 31, 2022	$1,128,750	$1,750,000	$2,878,750

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 1, 2022	$2,709,000
Change in fair value	(1,580,250)
Fair value as of March 31, 2022	$1,128,750

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

march 31, 2022

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $3,980,250 within change in fair value of warrant liabilities in the statement of operations for the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Coliseum Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Coliseum Acquisition Sponsor LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering described below and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $3,706,741, which resulted from a gain on the change in fair value of warrant liabilities of $3,980,250 and unrealized gain on investments held in the trust account in the amount of $42,968, partially offset by operation and formation costs of $316,477.

For the period from February 5, 2021 (inception) through March 31, 2021 we had a net loss of $22,978, which resulted entirely from operation and formation costs.

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

For the three months ended March 31, 2022, net cash used in operating activities was $133,186, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $3,980,250 and unrealized gain on investments held in the trust account of $42,968, partially offset by net income of $3,706,741 and changes in operating assets and liabilities of $184,015.

As of March 31, 2022, we had cash of $668,759 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (as defined in Note 5 of the condensed financial statements provided herewith) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Ordinary Shares Subject to Possible Redemption

All of the 15,000,000 shares of Class A ordinary shares sold as part of the Units in the initial public offering (the “Public Shares”) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net earnings by the weighted average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income (loss) per ordinary share. As a result, the calculated net income (loss) per ordinary share is the same for Class A and Class B shares of ordinary shares. The Company has not considered the effect of the Warrants sold in the initial public offering and private placement to purchase an aggregate of 8,225,000 shares in the calculation of diluted earnings per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 23, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this reclassification was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company's audited financial statement as of June 25, 2021 and unaudited financial statements as of and for the period ended June 30, 2021.

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

In light of the restatement of our prior period financial statements (as discussed above), we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as described below, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Coliseum Acquisition Corp.

Date: May 13, 2022	By:	/s/ Daniel Haimovic
Name: Daniel Haimovic
Title: Co-Chief Executive Officer

Coliseum Acquisition Corp.

Date: May 13, 2022	By:	/s/ Jason Beren
Name: Jason Beren
Title: Chief Financial Officer