Form 10-Q
period 2022-06-30
Coliseum Acquisition Corp.
filed 2022-08-12
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 15,000,000 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 3,750,000 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from February 5, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from February 5, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES		28

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$479,010	$801,945
Due from sponsor	724	—
Prepaid expenses	519,846	519,808
Total current assets	999,580	1,321,753
Investments held in Trust Account	150,278,106	150,030,739
Other non-current assets	—	233,150
Total assets	$151,277,686	$151,585,642

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$71,833	$26,996
Total current liabilities	71,833	26,996
Warrant liabilities	822,500	6,859,000
Deferred underwriting fee payable	5,625,000	5,625,000
Total liabilities	6,519,333	12,510,996

Commitments

Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value	150,278,106	150,030,739

Shareholders’ Deficit
Preferred shares, $0.001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 15,000,000 shares issued and no shares outstanding (excluding 15,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding	3,750	3,750
Additional paid-in capital	—	—
Accumulated deficit	(5,523,503)	(10,959,843)
Total shareholders’ deficit	(5,519,753)	(10,956,093)
Total liabilities and shareholders’ deficit	$151,277,686	$151,585,642

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period from
	Three Months	Three Months	Six Months	February 5, 2021
	Ended	Ended	Ended	(inception) Through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating and formation costs	$283,683	$36,848	$600,160	$59,826
Loss from operations	(283,683)	(36,848)	(600,160)	(59,826)
Expensed offering costs	—	(407,040)	—	(407,040)
Unrealized gain on investments held in Trust Account	204,399	14	247,367	14
Gain on change in fair value of warrant liabilities	2,056,250	854,750	6,036,500	854,750
Net income	$1,976,966	$410,876	$5,683,707	$387,898

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,000,000	833,333	15,000,000	416,667
Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.09	$0.30	$0.12
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,750,000	3,750,000	3,750,000	2,770,833
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.09	$0.30	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(42,968)	(42,968)
Net income	—	—	—	—	—	3,706,741	3,706,741
Balance at March 31, 2022	—	—	3,750,000	3,750	—	(7,296,070)	(7,292,320)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(204,399)	(204,399)
Net income	—	—	—	—	—	1,976,966	1,976,966
Balance at June 30, 2022	—	$—	3,750,000	$3,750	$—	$(5,523,503)	$(5,519,753)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	4,313	20,687	—	25,000
Net loss	—	—	—	—	—	(22,978)	(22,978)
Balance at March 31, 2021	—	—	4,312,500	4,313	20,687	(22,978)	2,022
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	32,250	—	32,250
Remeasurement of Class A ordinary shares to initial redemption amount	—	—	—	—	(52,937)	(15,316,486)	(15,369,423)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	—	410,876	410,876
Balance at June 30, 2021	—	$—	4,312,500	$4,313	$—	$(14,928,602)	$(14,924,289)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February
		5, 2021
	Six Months	(inception)
	Ended June 30,	Through June
	2022	30, 2021
Cash Flows from Operating Activities:
Net income	$5,683,707	$387,898
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	407,040
Unrealized gain on investments held in Trust Account	(247,367)	(14)
Gain on change in fair value of warrant liabilities	(6,036,500)	(854,750)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	44,837	41,811
Prepaid expenses	233,112	(1,042,811)
Due from sponsor	(724)	—
Net cash used in operating activities	(322,935)	(1,060,826)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(150,000,000)
Net cash used in investing activities	—	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	187,401
Repayment of promissory note - related party	—	(187,401)
Proceeds from initial public offering, net of underwriter’s discount paid	—	147,750,000
Proceeds from sale of Private Placement Warrants	—	4,837,500
Payment of offering costs	—	(516,615)
Net cash provided by financing activities	—	152,070,885

Net Change in Cash	(322,935)	1,010,059
Cash - Beginning of Period	801,945	—
Cash - End of Period	$479,010	$1,010,059

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption amount	$247,367	$15,369,437
Deferred underwriting fee payable	$—	$5,625,000
Offering costs included in accounts payable and accrued expenses	$—	$9,848
Deferred offering costs paid by sponsor in exchange for Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially anticipated to be $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

June 30, 2022

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

Going Concern

As of June 30, 2022, the Company had $479,010 in cash held outside of the Trust Account and working capital surplus of $927,747. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate until June 25, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated June 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

June 30, 2022
Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Remeasurement of carrying value to redemption value	15,647,529
Class A ordinary shares subject to possible redemption as of June 30, 2022	$150,278,106

December 31,
2021
Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Remeasurement of carrying value to redemption value	15,400,162
Class A ordinary shares subject to possible redemption as of December 31, 2021	$150,030,739

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

subsequent fair value estimates of the Private Placement Warrants is measured using a Modified Black-Scholes option pricing model (see Note 9).

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,176,463 as a result of the Initial Public Offering (consisting of a $3,000,000 underwriting fee, $5,625,000 of deferred underwriting fees and $551,463 of other offering costs). The Company recorded $8,710,548 of offering costs as a reduction of equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $465,915 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share.Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per ordinary share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 8,225,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

							For the Period from
							February 5, 2021
	Three Months Ended		Three Months Ended		Six Months Ended		(inception) Through
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$1,581,573	$395,393	$74,705	$336,171	$4,546,966	$1,136,741	$50,706	$337,192

Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	833,333	3,750,000	15,000,000	3,750,000	416,667	2,770,833
Basic and diluted net income per share	$0.11	$0.11	$0.09	$0.09	$0.30	$0.30	$0.12	$0.12

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective February 5, 2021 (inception) using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the periods presented.

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

June 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees. Under this agreement $30,000 and $0 of expenses were incurred for the three months ended June 30, 2022 and 2021, respectively, and $60,000 and $0 of expenses were incurred for the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, no amounts related to this agreement were owed to the Sponsor.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

June 30, 2022

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

June 30, 2022

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

At June 30, 2022 and December 31, 2021, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At June 30, 2022 and December 31, 2021, there were 15,000,000 Class A ordinary shares issued and no shares outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. At June 30, 2022 and December 31, 2021, there were 3,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
U.S. Treasury Securities	$150,276,571	$150,276,571	$—	$—
Liabilities
Warrant liability - Public Warrants	$500,000	$500,000	$—	$—
Warrant liability - Private Placement Warrants	$322,500	$—	$—	$322,500

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
U.S. Treasury Securities	$150,029,994	$150,029,994	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,150,000	$4,150,000	$—	$—
Warrant liability – Private Placement Warrants	$2,709,000	$—	$—	$2,709,000

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. The quoted price of the Public Warrants was $0.10 and $0.83 per warrant as of June 30, 2022 and December 31, 2021, respectively.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of June 30, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At June 30,	At December 31,
	2022	2021
Stock price	$9.73	$9.72
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	*	*
Dividend yield	—%	—%
Expected term (in years)	5.98	6.58
Volatility	6.40%	11.60%
Risk-free rate	3.02%	1.36%
Fair value of warrants	$0.10	$0.84

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value at February 5, 2021 (inception)	$—	$—	$—
Initial measurement at June 25, 2021	4,805,250	7,350,000	12,155,250
Change in fair value	(354,750)	(500,000)	(854,750)
Fair value at June 30, 2021	$4,450,500	$6,850,000	$11,300,500

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

	Private		Warrant
	Placement	Public	Liabilities
Fair value at January 1, 2022	$2,709,000	$4,150,000	$6,859,000
Change in fair value	(1,580,250)	(2,400,000)	(3,980,250)
Fair value at March 31, 2022	1,128,750	1,750,000	2,878,750
Change in fair value	(806,250)	(1,250,000)	(2,056,250)
Fair value at June 30, 2022	$322,500	$500,000	$822,500

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at February 5, 2021 (inception)	$—
Initial measurement at June 25, 2021	12,155,250
Change in fair value	(854,750)
Fair value as of June 30, 2021	$11,300,500

Fair value as of January 1, 2022	$2,709,000
Change in fair value	(1,580,250)
Fair value as of March 31, 2022	1,128,750
Change in fair value	(806,250)
Fair value as of June 30, 2022	$322,500

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $6,036,500 and $854,750 within change in fair value of warrant liabilities in the statement of operations for the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021, respectively. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,056,250 and $854,750 for the three months ended June 30, 2022 and 2021, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the initial public offering described below and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,976,966, which resulted from a gain on the change in fair value of warrant liabilities of $2,056,250 and unrealized gain on investments held in the trust account (the “Trust Account”) in the amount of $204,399, partially offset by operating and formation costs of $283,683.

For the three months ended June 30, 2021, we had net income of $410,876, which resulted from a gain on the change in fair value of warrant liabilities of $854,750 and unrealized gain on investments held in the Trust Account in the amount of $14, partially offset by expensed offering costs of $407,040 and operating and formation costs of $36,848.

For the six months ended June 30, 2022, we had net income of $5,683,707, which resulted from a gain on the change in fair value of warrant liabilities of $6,036,500 and unrealized gain on investments held in the Trust Account in the amount of $247,367, partially offset by operating and formation costs of $600,160.

For the period from February 5, 2021 (inception) through June 30, 2021, we had net income of $387,898, which resulted from a gain on the change in fair value of warrant liabilities of $854,750 and unrealized gain on investments held in the Trust Account in the amount of $14, partially offset by expensed offering costs of $407,040 and operating and formation costs of $59,826.

Liquidity and Capital Resources

On June 25, 2021, we consummated an initial public offering (the “Initial Public Offering”) of 15,000,000 Units (the “Units”) generating gross proceeds to the Company of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 3,225,000 warrants to Coliseum Acquisition Sponsor LLC at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $4,837,500.

For the six months ended June 30, 2022, net cash used in operating activities was $322,935, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $6,036,500 and unrealized gain on investments held in the Trust Account of $247,367, partially offset by net income of $5,683,707 and changes in operating assets and liabilities of $277,225.

For the period from February 5, 2021 (inception) through June 30, 2021, net cash used in operating activities was $1,060,826, which was due to changes in working capital of $1,001,000, changes in the fair value of warrant liabilities of $854,750, and unrealized gain on investments held in the Trust Account of $14, partially offset by expensed offering costs of $407,040 and net income of $387,898.

There were no cash flows from investing activities for the six months ended June 30, 2022.

For the period from February 5, 2021 (inception) through June 30, 2021, net cash used in investing activities was $150,000,000, which was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

There were no cash flows from financing activities for the six months ended June 30, 2022.

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

As of June 30, 2022, we had $479,010 in cash held outside of the Trust Account and working capital surplus of $927,747. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate until June 25, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5 of the condensed financial statements provided herewith), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated by June 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued.

We plan to address this uncertainty through our initial business combination. There is no assurance that our plans to consummate our initial business combination will be successful or successful by June 25, 2023. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Warrant Liabilities

We account for the Private Placement Warrants and the redeemable warrants the (“Public Warrants”) that were included in units issued by the Company in its initial public offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Ordinary Shares Subject to Possible Redemption

All of the 15,000,000 shares of Class A ordinary shares sold as part of the Units in the initial public offering (the “Public Shares”) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net earnings by the weighted average number of ordinary shares outstanding during the period. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per ordinary share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Warrants sold in the initial public offering and private placement to purchase an aggregate of 8,225,000 shares in the calculation of diluted earnings per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective February 5, 2021 (inception) using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the accompanying unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 23, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this reclassification was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

Coliseum Acquisition Corp.

Date: August 12, 2022	By:	/s/ Daniel Haimovic
Name: Daniel Haimovic
Title: Co-Chief Executive Officer

Coliseum Acquisition Corp.

Date: August 12, 2022	By:	/s/ Jason Beren
Name: Jason Beren
Title: Chief Financial Officer