Form 10-Q
period 2022-09-30
Coliseum Acquisition Corp.
filed 2022-11-14
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 15,000,000 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 3,750,000 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from February 5, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from February 5, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
SIGNATURES		30

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$305,698	$801,945
Due from sponsor	2,036	—
Prepaid expenses	386,818	519,808
Total current assets	694,552	1,321,753
Investments held in Trust Account	151,018,357	150,030,739
Other non-current assets	—	233,150
Total assets	$151,712,909	$151,585,642

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$177,361	$26,996
Total current liabilities	177,361	26,996
Warrant liabilities	822,500	6,859,000
Deferred underwriting fee payable	5,625,000	5,625,000
Total liabilities	6,624,861	12,510,996

Commitments

Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value	151,018,357	150,030,739

Shareholders’ Deficit
Preferred shares, $0.001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 15,000,000 shares issued and no shares outstanding (excluding 15,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding	3,750	3,750
Additional paid-in capital	—	—
Accumulated deficit	(5,934,059)	(10,959,843)
Total shareholders’ deficit	(5,930,309)	(10,956,093)
Total liabilities and shareholders’ deficit	$151,712,909	$151,585,642

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period from
	Three Months	Three Months	Nine Months	February 5, 2021
	Ended	Ended	Ended	(inception) Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating and formation costs	$410,556	$232,597	$1,010,716	$292,423
Loss from operations	(410,556)	(232,597)	(1,010,716)	(292,423)
Expensed offering costs	—	—	—	(407,040)
Unrealized gain on investments held in Trust Account	740,251	12,080	987,618	12,094
Gain on change in fair value of warrant liabilities	—	5,707,500	6,036,500	6,562,250
Net income	$329,695	$5,486,983	$6,013,402	$5,874,881

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,000,000	15,000,000	15,000,000	6,139,241
Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.29	$0.32	$0.61
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,750,000	3,750,000	3,750,000	3,560,127
Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.29	$0.32	$0.61

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(42,968)	(42,968)
Net income	—	—	—	—	—	3,706,741	3,706,741
Balance at March 31, 2022	—	—	3,750,000	3,750	—	(7,296,070)	(7,292,320)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(204,399)	(204,399)
Net income	—	—	—	—	—	1,976,966	1,976,966
Balance at June 30, 2022	—	—	3,750,000	3,750	—	(5,523,503)	(5,519,753)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(740,251)	(740,251)
Net income	—	—	—	—	—	329,695	329,695
Balance at September 30, 2022	—	$—	3,750,000	$3,750	$—	$(5,934,059)	$(5,930,309)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	4,313	20,687	—	25,000
Net loss	—	—	—	—	—	(22,978)	(22,978)
Balance at March 31, 2021	—	—	4,312,500	4,313	20,687	(22,978)	2,022
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	32,250	—	32,250
Remeasurement of Class A ordinary shares to initial redemption amount	—	—	—	—	(52,937)	(15,316,486)	(15,369,423)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	—	410,876	410,876
Balance at June 30, 2021	—	—	4,312,500	4,313	—	(14,928,602)	(14,924,289)
Forfeiture of Class B ordinary shares	—	—	(562,500)	(563)	—	563	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(12,080)	(12,080)
Net income	—	—	—	—	—	5,486,983	5,486,983
Balance at September 30, 2021	—	$—	3,750,000	$3,750	$—	$(9,453,136)	$(9,449,386)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from February
		5, 2021
	Nine Months	(inception)
	Ended September 30,	Through September
	2022	30, 2021
Cash Flows from Operating Activities:
Net income	$6,013,402	$5,874,881
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	407,040
Unrealized gain on investments held in Trust Account	(987,618)	(12,094)
Gain on change in fair value of warrant liabilities	(6,036,500)	(6,562,250)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	150,365	9,208
Prepaid expenses	366,140	(876,004)
Due from sponsor	(2,036)	(724)
Net cash used in operating activities	(496,247)	(1,159,943)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(150,000,000)
Net cash used in investing activities	—	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	187,401
Repayment of promissory note - related party	—	(187,401)
Proceeds from initial public offering, net of underwriter’s discount paid	—	147,750,000
Proceeds from sale of Private Placement Warrants	—	4,837,500
Payment of offering costs	—	(526,463)
Net cash provided by financing activities	—	152,061,037

Net Change in Cash	(496,247)	901,094
Cash - Beginning of Period	801,945	—
Cash - End of Period	$305,698	$901,094

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$987,618	$(15,381,517)
Deferred underwriting fee payable	$—	$5,625,000
Forfeiture of Class B ordinary shares	$—	$563
Deferred offering costs paid by sponsor in exchange for Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

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

September 30, 2022

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

September 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $305,698 in cash held outside of the Trust Account, working capital surplus of $517,191 and accumulated deficit of $5,934,059. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. For the nine months ended September 30, 2022 and from the period from February 5, 2021 (inception) through September 30, 2021, we had loss from operations of $1,010,716 and $292,423 respectively and net cash used in operating activities was $496,247 and $1,159,943 respectively. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate until June 25, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by June 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

September 30, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3) and the recurring valuation of the Private Placement Warrants required management to exercise significant judgment in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

September 30, 2022
Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Remeasurement of carrying value to redemption value	16,387,780
Class A ordinary shares subject to possible redemption as of September 30, 2022	$151,018,357

December 31,
2021
Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Remeasurement of carrying value to redemption value	15,400,162
Class A ordinary shares subject to possible redemption as of December 31, 2021	$150,030,739

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,176,463 as a result of the Initial Public Offering (consisting of a $3,000,000 underwriting fee, $5,625,000 of deferred underwriting fees and $551,463 of other offering costs). The Company recorded $8,710,548 of offering costs as a reduction of the carrying value of the Class A ordinary shares included in the Units. The Company immediately expensed $465,915 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

The Company was reimbursed $750,000 by the underwriter for offering costs associated with the Initial Public Offering. The Company recorded $691,125 of the reimbursement as a reduction of offering costs allocated to Class A ordinary shares and $58,875 of the reimbursement as a reduction to expense. As such, net offering costs recorded to Class A ordinary shares amounted to $8,019,423 and net expensed offering costs amounted to $407,040.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

							For the Period from
							February 5, 2021
	Three Months Ended		Three Months Ended		Nine Months Ended		(inception) Through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$263,756	$65,939	$4,389,586	$1,097,397	$4,810,722	$1,202,680	$3,718,522	$2,156,359

Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000	15,000,000	3,750,000	6,139,241	3,560,127
Basic and diluted net income per share	$0.02	$0.02	$0.29	$0.29	$0.32	$0.32	$0.61	$0.61

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and which expired on August 6, 2021.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

The Sponsor will retain voting and dispositive power over the anchor investors’ founder shares until the consummation of the initial business combination, following which time the Sponsor will distribute such founder shares to the anchor investors (subject to applicable lock-up restrictions). The estimated fair value of the founder shares as of the execution of the anchor commitment letters was $5.38 per share, or $2,994,491 in the aggregate, which was $2,159,708 in excess of the amount paid by anchor investors for this interest.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees. Under this agreement $30,000 and $30,000 of expenses were incurred for the three months ended September 30, 2022 and 2021, respectively, and $90,000 and $30,000 of expenses were incurred for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, no amounts related to this agreement were owed to the Sponsor.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and which expired on August 6, 2021.

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

September 30, 2022

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

September 30, 2022

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

At September 30, 2022 and December 31, 2021, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At September 30, 2022 and December 31, 2021, there were 15,000,000 Class A ordinary shares issued and no shares outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. At September 30, 2022 and December 31, 2021, there were 3,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Money Market Instruments - U.S. Treasury Securities	$151,016,895	$151,016,895	$—	$—
Liabilities
Warrant liability - Public Warrants	$500,000	$500,000	$—	$—
Warrant liability - Private Placement Warrants	$322,500	$—	$—	$322,500

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money Market Instruments - U.S. Treasury Securities	$150,029,994	$150,029,994	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,150,000	$4,150,000	$—	$—
Warrant liability – Private Placement Warrants	$2,709,000	$—	$—	$2,709,000

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. The quoted price of the Public Warrants was $0.10 and $0.83 per warrant as of September 30, 2022 and December 31, 2021, respectively.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At September 30,	At December 31,
	2022	2021
Stock price	$9.82	$9.72
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	*	*
Dividend yield	—%	—%
Expected term (in years)	5.73	6.58
Volatility	6.60%	11.60%
Risk-free rate	4.03%	1.36%
Fair value of warrants	$0.10	$0.84

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value at February 5, 2021 (inception)	$—	$—	$—
Initial measurement at June 25, 2021	4,805,250	7,350,000	12,155,250
Change in fair value	(354,750)	(500,000)	(854,750)
Fair value at June 30, 2021	4,450,500	6,850,000	11,300,500
Change in fair value	(2,257,500)	(3,450,000)	(5,707,500)
Fair value at September 30, 2021	$2,193,000	$3,400,000	$5,593,000

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

	Private		Warrant
	Placement	Public	Liabilities
Fair value at January 1, 2022	$2,709,000	$4,150,000	$6,859,000
Change in fair value	(1,580,250)	(2,400,000)	(3,980,250)
Fair value at March 31, 2022	1,128,750	1,750,000	2,878,750
Change in fair value	(806,250)	(1,250,000)	(2,056,250)
Fair value at June 30, 2022	322,500	500,000	822,500
Change in fair value	—	—	—
Fair value at September 30, 2022	$322,500	$500,000	$822,500

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at February 5, 2021 (inception)	$—
Initial measurement at June 25, 2021	12,155,250
Change in fair value	(854,750)
Fair value as of June 30, 2021	11,300,500
Change in fair value	(5,707,500)
Transfer of Public Warrants to Level 1 measurement	(3,400,000)
Fair value as of September 30, 2021	$2,193,000

Fair value as of January 1, 2022	$2,709,000
Change in fair value	(1,580,250)
Fair value as of March 31, 2022	1,128,750
Change in fair value	(806,250)
Fair value as of June 30, 2022	322,500
Change in fair value	—
Fair value as of September 30, 2022	$322,500

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $6,036,500 and $6,562,250 within change in fair value of warrant liabilities in the statement of operations for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021, respectively. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $0 and $5,707,500 for the three months ended September 30, 2022 and 2021, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the initial public offering described below and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $329,695, which resulted from an unrealized gain on investments held in the trust account (the “Trust Account”) in the amount of $740,251, partially offset by operating and formation costs of $410,556.

For the three months ended September 30, 2021, we had net income of $5,486,983, which resulted from a gain on the change in fair value of warrant liabilities of $5,707,500 and an unrealized gain on investments held in the Trust Account in the amount of $12,080, partially offset by operating and formation costs of $232,597.

For the nine months ended September 30, 2022, we had net income of $6,013,402, which resulted from a gain on the change in fair value of warrant liabilities of $6,036,500 and an unrealized gain on investments held in the Trust Account in the amount of $987,618, partially offset by operating and formation costs of $1,010,716.

For the period from February 5, 2021 (inception) through September 30, 2021, we had net income of $5,874,881, which resulted from a gain on the change in fair value of warrant liabilities of $6,562,250 and an unrealized gain on investments held in the Trust Account in the amount of $12,094, partially offset by expensed offering costs of $407,040 and operating and formation costs of $292,423.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $496,247, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $6,036,500 and an unrealized gain on investments held in the Trust Account of $987,618, partially offset by net income of $6,013,402 and changes in operating assets and liabilities of $514,469.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in operating activities was $1,159,943, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $6,562,250 and an unrealized gain on investments held in the Trust Account of $12,094, and changes in operating assets and liabilities of $867,520, partially offset by net income of $5,874,881 and non-cash adjustments to net income related to expensed offering costs of $407,040.

There were no cash flows from investing activities for the nine months ended September 30, 2022.

For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in investing activities was $150,000,000, which was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

There were no cash flows from financing activities for the nine months ended September 30, 2022.

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

As of September 30, 2022, we had $305,698 in cash held outside of the Trust Account, working capital surplus of $517,191 and accumulated deficit of $5,934,059. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. For the nine months ended September 30, 2022, and from the period from February 5, 2021 (inception) through September 30, 2021, we had loss from operations of $1,010,716 and $292,423 respectively and net cash used in operating activities was $496,247 and $1,159,943 respectively. We anticipate that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate until June 25, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5 of the condensed financial statements provided herewith), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated by June 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 23, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this reclassification was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead liquidate the Company.

As described further above, the SPAC Rule Proposals relate to, among other matters, the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the closing of our initial public offering, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the closing of our initial public offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into federal law. The Inflation Reduction Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U. S. Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

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

Coliseum Acquisition Corp.

Date: November 14, 2022	By:	/s/ Daniel Haimovic
Name: Daniel Haimovic
Title: Co-Chief Executive Officer

Date: November 14, 2022	By:	/s/ Jason Beren
Name: Jason Beren
Title: Chief Financial Officer