Form 10-K
period 2022-12-31
Coliseum Acquisition Corp.
filed 2023-04-17
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of April 14, 2023, there were 15,000,000 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 3,750,000 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

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

Market Opportunity

Consumer brands that leverage digital technology, DTC distribution and e-commerce models are experiencing tremendous growth while rapidly displacing legacy business models. The COVID-19 pandemic created shockwaves throughout our Core Sectors and has generated a clear divide between innovative and traditional companies. Those with a strong digital presence or that utilize DTC channels, with flexible supply chains and distribution models, have experienced significant growth and market share capture, while traditional companies have struggled to adapt to the changing environment. According to the Census Bureau of the Department of Commerce, the e-commerce industry accounted for approximately 15% of all retail sales in the United States during the fourth quarter of 2022, an increase from approximately 11% during the fourth quarter of 2019. E-commerce businesses can also leverage powerful tools such as digital subscriptions, celebrity and influencer marketing, and content creation to enable them to outperform traditional business models. We think that digitally savvy branded consumer companies with substantial brand equity are best positioned for growth and investment.

According to PwC’s Global Entertainment & Media Outlook (2022 – 2026), the global entertainment and media market represented $2.3 million in 2021 and is projected to reach more than $2.9 trillion by 2026. This growth is driven in part by the ongoing shift towards digital content and media, and the evolution of advertising and consumer engagement, as illustrated by the “cord-cutting” trend, significantly disrupting traditional content subscription models. According to IBISWorld, video streaming revenue achieved $55 billion in revenue in 2022 and is expected to grow at a 7.1% compound annual growth rate (“CAGR”) through 2029. According to Deltatre’s 2019 Future of Sports Entertainment report, the increase in over-the-top sports streaming minutes indicates that consumer preferences are shifting away from traditional TV viewership, and the report notes that consumers are seeking enhanced viewing experiences by leveraging multiple devices. Similarly, Statista noted that the U.S. music streaming industry achieved $11.0 billion in revenue in 2022 and is expected to grow to $15.4 billion by 2027. This overall market is large and growing rapidly, and our investment thesis aligns with the rapid evolution of entertainment and media consumption patterns.

The global sports market reached a value of $487 billion in 2022, with North America comprising the largest region in the market. Through 2027, this market is expected to grow at a 5.0% CAGR, according to the Business Research Company. In addition to traditional sports, the eSports industry is experiencing widespread growth across regions, game platforms and modalities. The popularity of eSports has led to heightened brand awareness and increased demand for enthusiast products and services that serve the eSports industry or that are advocated by gaming influencers. It is our belief that sports leagues, teams and athletes will continue to enhance fan experience and interaction via innovative streaming and digital media, content creation, monetization of digital assets, and technology-driven products and services. Our team views this intersection between sports, entertainment and influencers as a powerful underlying force for the growth of innovative consumer brands in our Core Sectors.

We believe that the health and wellness trend is a strong and persistent source of growth for companies in our Core Sectors. The health and wellness industry has experienced significant growth over the last several years. According to the Global Wellness Institute, global wellness expenditures were $4.4 trillion in 2020. Consumers continue to seek branded products and services that promote healthy living and cultivate digitally connected enthusiast communities in health, wellness and fitness. Notable consumer shifts towards accessibility, transparency and personalization have stimulated meaningful growth and driven innovation, providing attractive market dynamics for the foreseeable future. Increased health awareness empowers consumers to take a more proactive and holistic approach to wellness, including mental health, and fosters increased enthusiasm in vitamins, minerals and supplements (“VMS”). The COVID-19 pandemic has driven considerable expansion in DTC and virtual health communities, including online fitness platforms, telehealth, and digitally native consumer brands. An increased consumer focus on daily preventative health has created new demand for VMS products and wearable technology, many of which are endorsed by professional athletes and celebrities. According to a consumer survey from The Manifest, more than half of Americans own at least one wearable device. We expect the increasing focus on the holistic definition of health and wellness, along with the increasingly personalized and social elements of the modern industry, to be highly attractive for investment.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Financial Position

As of December 31, 2022, the Company had $233,036 in cash held outside the trust account available for a business combination. As of April 14, 2023, the Company has $148,737,033 held in the trust account available for a business combination (assuming no redemptions and after payment of $5,625,000 of deferred underwriting fees, and before fees and expenses associated with our initial business combination). As such, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Selection of a target business and structuring of our initial business combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding any deferred underwriting fees and taxes payable on the income earned on the trust account) and that a majority of our independent directors approve such initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

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

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants or a combination thereof, in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

In the event that our sponsor, directors, officers, advisors, or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions prior to completion of our initial business combination. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such transaction could be to (1) increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;
●	our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;
o	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;
o	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;
o	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and
o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account, as of April 14, 2023, was $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

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

We expect to use the amounts held outside the trust account ($233,036 as of December 31, 2022) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to June 25, 2023, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of our underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($233,036 as of December 31, 2022) to pay any such potential claims but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination;
●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination;
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target;
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares;
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders;
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus COVID-19 pandemic and the status of debt and equity markets;
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination;
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless;
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors, or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities;
●	Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss;
●	You will not be entitled to protections normally afforded to investors of many other blank check companies;

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless;
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account, together with the loans provided by our sponsor for working capital, are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination;
●	Past performance by our management team or its affiliates may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire;
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination;
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares; and
●	We are not currently in compliance with Nasdaq’s continued listing requirements and, if we are unable to regain compliance with Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Holders

As of April 14, 2023, we had 1 holder of record of our ordinary shares, 1 holder of record of our units, and 2 holders of record of our warrants.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Coliseum Acquisition Corp.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 1A. Risk Factors”. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 5, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Recent Developments

On March 21, 2023, we received a written notice (the “Nasdaq Notice”) from Nasdaq’s Listing Qualifications Department indicating that we were not in compliance with Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on Nasdaq (the “Minimum Public Holders Rule”). The Nasdaq Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on Nasdaq.

The Nasdaq Notice states that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. If we are unable to regain compliance by that date, we intend to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Nasdaq Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

We are monitoring the number of holders of our Class A ordinary shares and will consider the options available to us to potentially achieve compliance.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering described below and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of investment income on cash and cash equivalents held after the initial public offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $7,596,243, which resulted from a gain on the change in fair value of warrant liabilities of $6,530,000 and a gain on investments held in the Trust Account in the amount of $2,317,796, partially offset by operating and formation costs of $1,251,553.

For the period from February 5, 2021 (inception) through December 31, 2021, we had net income of $4,386,819, which resulted from a gain on the change in fair value of warrant liabilities of $5,296,250 and a gain on investments held in the Trust Account in the amount of $30,739, partially offset by operating and formation costs of $533,130 and expensed offering costs of $407,040.

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

For the year ended December 31, 2022, net cash used in operating activities was $568,909, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $6,530,000 and a gain on investments held in the Trust Account of $2,317,796, partially offset by net income of $7,596,243 and changes in operating assets and liabilities of $682,644.

For the period from February 5, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,259,092, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $5,296,250 and a gain on investments held in the Trust Account of $30,739, and changes in operating assets and liabilities of $725,962, partially offset by net income of $4,386,819 and non-cash adjustments to net income related to expensed offering costs of $407,040.

There were no cash flows from investing activities for the year ended December 31, 2022.

For the period from February 5, 2021 (inception) through December 31, 2021, net cash used in investing activities was $150,000,000, which was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the Trust Account.

There were no cash flows from financing activities for the year ended December 31, 2022.

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

As of December 31, 2022, we had $233,036 in cash held outside of the Trust Account, working capital surplus of $276,354 and accumulated deficit of $5,681,396. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, we had loss from operations of $1,251,553 and $533,130 respectively and net cash used in operating activities was $568,909 and $1,259,092, respectively. We anticipate that the cash held outside of the Trust Account as of December 31, 2022, will not be sufficient to allow the Company to operate until June 25, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5 of the financial statements provided herewith), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated by June 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued.

We plan to address this uncertainty through our initial business combination. There is no assurance that our plans to consummate our initial business combination will be successful or successful by June 25, 2023. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (as defined in Note 5 of the financial statements provided herewith) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per ordinary share is the same for Class A and Class B ordinary shares. We have not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 8,225,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective February 5, 2021 (inception) using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the accompanying financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 23, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this error was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements. We determined the resulting deficiency in internal control over financial reporting to be a material weakness. This material weakness resulted in the restatement of the Company’s audited financial statement as of June 25, 2021 and unaudited financial statements as of and for the period ended June 30, 2021. In response to this material weakness, we implemented new procedures and controls, as described below in “Changes in Internal Control Over Financial Reporting”. As a result, we believe this material weakness has been remediated at December 31, 2022.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting at December 31, 2022 is effective, and has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the material weakness remediation activities described below, during the most recently completed fiscal year, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. During 2021, our internal control over financial reporting did not result in the proper accounting treatment for complex financial instruments. After discussion and evaluation, we concluded, that our redeemable Public Shares should be presented as temporary equity at redemption value with subsequent fair value remeasurement. In response to this material weakness, we implemented new procedures and controls, including the engagement of accounting advisors to assist management in its review of the accounting for complex financial instruments. As a result, we believe this material weakness has been remediated.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Report, our directors and officers are as set forth in the table below:

Name	Age	Position
Jason Stein	37	Co-Chief Executive Officer and Director
Daniel Haimovic	38	Co-Chief Executive Officer and Director
Jason Beren	38	Chief Financial Officer
Andrew Fishkoff	42	Chief Operating Officer and General Counsel
Romitha Mally	52	Board Chairman
Rich Paul	41	Director
Jim Lanzone	51	Director
Andrew Heyer	64	Director
Ezra Kucharz	54	Director

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

Ezra Kucharz has more than 20 years of experience with leading internet, sports, media and entertainment properties. He joined DraftKings as Chief Business Officer in October 2017. In this role, Mr. Kucharz is responsible for expanding DraftKings’ business strategy, advertising sales, international expansion and digital media, further solidifying the company’s position at the intersection of sports, technology and media, while advancing its footprint in the content space. Mr. Kucharz is also responsible for bolstering the business and corporate development functions by identifying opportunities for strategic ventures and acquisitions. Additionally, Mr. Kucharz is a faculty member in Duke University’s Innovation and Entrepreneurship Initiative teaching Sports Entrepreneurship. Prior to joining DraftKings, Mr. Kucharz served as president of CBS Local Digital Media and special advisor to the CBS Chief Executive Officer. In this role, Mr. Kucharz oversaw online and mobile business across CBS’ Radio and Television stations. During his tenure, Mr. Kucharz’s leadership elevated CBS Local to one of the leading digital organizations in local broadcast TV and radio. Mr. Kucharz has also held several senior-level positions at NBC Universal, founded one of the first online digital sports media companies, Total Sports, and worked for NASA in their Space Shuttle and Space Station Medical Operations divisions after serving as an Army Officer assigned to the Armor Branch. Mr. Kucharz holds a B.S. in Biomedical Engineering from Boston University, a master’s degree in Engineering Management from the University of Houston and a master’s degree in Medical Informatics from Duke University. We believe Mr. Kucharz is well qualified to serve on our board of directors due to his extensive experience with Internet, sports, media and entertainment properties.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Andrew Heyer, Ezra Kucharz and Romitha Mally. Andrew Heyer serves as chair of the audit committee.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Rich Paul, Jim Lanzone, Romitha Mally. Romitha Mally serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors’ candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Jason Stein	SC Holdings	Investment	Founder and General Partner
	Hyperice	Technology	Director
	Front Office Sports	Media	Director
	Transmit Live	Media	Director
	SpringHill Company	Media	Special Advisor
	Mashwork, Inc. (a/k/a Canvs)	Technology	Director
	Athletic Greens International, Inc.	Health & Wellness	Director
Daniel Haimovic	DTH Capital	Real Estate	Managing Partner
	Cirkul	Investment	Director
	SC Holdings	Investment	Co-Founder and General Partner
	eegee’s	Restaurants	Controlling Shareholder
	Real View Imaging	Technology	Director
Jason Beren	Eastbridge Group	Investment	Chief Executive Officer
	DTH Capital	Real Estate	Chief Financial Officer
Andrew Fishkoff	Eastbridge Group	Investment	Chief Operating Officer and General Counsel
	DTH Capital	Real Estate	General Counsel
Romitha Mally	Mally Collective	Advisory	Founder
Rich Paul	Klutch Sports Group	Sports	Chief Executive Officer
	United Talent Agency	Sports/Media	Director
Jim Lanzone	Yahoo	Technology/Media	Chief Executive Officer
	Supernova Partners	Investment	Director
	Supernova Partners Acquisition Company II	Investment	Director
	GoPro	Technology	Director
Andrew Heyer	Mistral Equity Partners (2)	Private Equity	Chief Executive Officer
	ARKO Corp.	Convenience Stores	Director
	Worldwise, Inc.	Pet Accessories	Director
	Haymaker Acquisition Corp. III	Special purpose acquisition company	President and Director
	The Lovesac Company	Furniture	Director
	AF Ventures	Investments	Director
	AF Acquisition Corp.	Special purpose acquisition company	Director
	OneSpaWorld Holdings	Leisure	Director
	Tastemaker Acquisition Corp.	Special purpose acquisition company	Director
Ezra Kucharz	DraftKings Inc	Sports/Gaming	Chief Business Officer
	Drive by DraftKings	Investment	Board Member
(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations. Each individual listed has a fiduciary duty with respect to each of the listed entities.
(2)	Mistral is not actively investing, and as a result our management believes that activities involving the Mistral portfolio do not and will not conflict with our investment goals. In addition, although we have not identified a business combination, our management believes that the companies in the Mistral portfolio would not be appropriate acquisition targets for a business combination primarily because their revenue and profitability is too small.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of ordinary shares as of April 14, 2023 by:

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

The beneficial ownership of our ordinary shares is based on 18,750,000 ordinary shares issued and outstanding as of April 14, 2023, consisting of 15,000,000 Class A ordinary shares and 3,750,000 Class B ordinary shares.

Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner (1)	Owned (2)	Ordinary Shares
Coliseum Acquisition Sponsor LLC (our sponsor) (3)	3,750,000	20.0%
Jason Stein (3)	3,750,000	20.0%
Daniel Haimovic (3)	3,750,000	20.0%
Jason Beren	—	—
Andrew Fishkoff	—	—
Romitha Mally	—	—
Rich Paul	—	—
Jim Lanzone	—	—
Andrew Heyer	—	—
Ezra Kucharz	—	—
All executive officers and directors as a group (nine individuals)	3,750,000	20.0%
(1)	Unless otherwise noted, the business address of each of the following is 80 Pine Street, Suite 3202., New York, New York 10005.
(2)	Interests shown consist solely of Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)

Coliseum Acquisition Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Our officers and directors are members of our sponsor. Each of Jason Stein and Daniel Haimovic may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor. Other than Jason Stein and Daniel Haimovic, no member of our sponsor exercises voting or dispositive control over any of the shares held by our sponsor. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

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

PART III

Item 14. Principal Accounting Fees and Services.

On March 17, 2023, we terminated our engagement with Marcum LLP (“Marcum”), our previous independent registered public accountant, effective as of March 17, 2023. On March 13, 2023, the Company engaged RBSM LLP (“RBSM”) as its new independent registered public accountant for the fiscal year ending December 31, 2022.

RBSM LLP

The following is a summary of fees paid or to be paid to RBSM for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by RBSM in connection with regulatory filings. The aggregate fees billed by RBSM for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Report and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $40,000. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay RBSM for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022.

Tax Fees. We did not pay RBSM for tax compliance, tax planning, or tax advice for the year ended December 31, 2022.

All Other Fees. We did not pay RBSM for other services for the year ended December 31, 2022.

Marcum LLP

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Report and other required filings with the SEC for the year ended December 31, 2022 and for the year ended December 31, 2021 totaled approximately $125,180 and $64,000, respectively. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 or December 31, 2021.

Tax Fees. The aggregate fees billed by Marcum for tax compliance, tax planning, and tax advice for the year ended December 31, 2022 totaled approximately $12,669. We did not pay Marcum for tax compliance, tax planning, or tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 or December 31, 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by each of Marcum and RBSM set forth above for 2022, including the dismissal of Marcum and the engagement of RBSM.

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
4.4

Warrant Agreement, dated June 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

4.5

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 18, 2022)

10.1

Promissory Note, dated February 17, 2021, issued to Coliseum Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-1 (File No. 333-254513), filed with the SEC on March 19, 2021)

10.2

Letter Agreement, dated June 22, 2021, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.3

Investment Management Trust Agreement, dated June 22, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.4

Registration Rights Agreement, dated June 22, 2021, by and between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.5

Securities Subscription Agreement, dated February 17, 2021, between the Registrant and Coliseum Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 (File No. 333-254513), filed with the SEC on March 19, 2021)

10.6

Sponsor Warrants Purchase Agreement, dated June 22, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

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
16.1

Letter from Marcum LLP to the Securities and Exchange Commission, dated March 17, 2023 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2023)

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

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2023.

Coliseum Acquisition Corp.

By:	/s/ Jason Stein
Name: Jason Stein
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Stein	Co-Chief Executive Officer and Director	April 17, 2023
Jason Stein	(Principal Executive Officer)

/s/ Daniel Haimovic	Co-Chief Executive Officer and Director	April 17, 2023
Daniel Haimovic	(Principal Executive Officer)

/s/ Jason Beren	Chief Financial Officer	April 17, 2023
Jason Beren	(Principal Financial Officer and Principal Accounting Officer)

/s/ Romitha Mally	Board Chairman	April 17, 2023
Romitha Mally

/s/ Rich Paul	Director	April 17, 2023
Rich Paul

/s/ Jim Lanzone	Director	April 17, 2023
Jim Lanzone

/s/ Andrew Heyer	Director	April 17, 2023
Andrew Heyer

/s/ Ezra Kucharz	Director	April 17, 2023
Ezra Kucharz

COLISEUM ACQUISITION CORP.

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Coliseum Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Coliseum Acquisition Corp. (the “Company”) as of December 31, 2022 and the related statements operations, shareholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 25, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2023.

New York, NY

April 14, 2023

PCAOB ID Number 587

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

Tampa, FL

April 15, 2022

COLISEUM ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$233,036	$801,945
Due from sponsor	2,058	—
Prepaid expenses and other current assets	236,760	519,808
Total current assets	471,854	1,321,753
Investments held in Trust Account	152,348,535	150,030,739
Other non-current assets	—	233,150
Total assets	$152,820,389	$151,585,642

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$185,500	$26,996
Accrued Expense - Related Party	10,000	—
Total current liabilities	195,500	26,996
Warrant liabilities	329,000	6,859,000
Deferred underwriting fee payable	5,625,000	5,625,000
Total liabilities	6,149,500	12,510,996

Commitments

Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value of $10.16 and $10.00 per share at December 31, 2022 and 2021, respectively	152,348,535	150,030,739

Shareholders’ Deficit
Preferred shares, $0.001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 15,000,000 shares issued and no shares outstanding (excluding 15,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding	3,750	3,750
Additional paid-in capital	—	—
Accumulated deficit	(5,681,396)	(10,959,843)
Total shareholders’ deficit	(5,677,646)	(10,956,093)
Total liabilities and shareholders’ deficit	$152,820,389	$151,585,642

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period from
		February 5,
		2021
	For the Year	(inception)
	Ended	Through
	December 31, 2022	December 31, 2021
Operating and formation costs	$1,251,553	$533,130
Loss from operations	(1,251,553)	(533,130)

Other income (expense)
Expensed offering costs	—	(407,040)
Gain on investments held in Trust Account	2,317,796	30,739
Gain on change in fair value of warrant liabilities	6,530,000	5,296,250
Total other income (expense)	8,847,796	4,919,949

Net income	$7,596,243	$4,386,819

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,000,000	8,617,021
Basic and diluted net income per share, Class A ordinary shares	$0.41	$0.36
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,750,000	3,613,222
Basic and diluted net income per share, Class B ordinary shares	$0.41	$0.36

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,317,796)	(2,317,796)
Net income	—	—	—	—	—	7,596,243	7,596,243
Balance at December 31, 2022	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)

For the Period from February 5, 2021 (inception) Through December 31, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	4,313	20,687	—	25,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	32,250	—	32,250
Remeasurement of Class A ordinary shares to initial redemption amount	—	—	—	—	(52,937)	(15,316,486)	(15,369,423)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(30,739)	(30,739)
Forfeiture of Class B ordinary shares	—	—	(562,500)	(563)	—	563	—
Net income	—	—	—	—	—	4,386,819	4,386,819
Balance at December 31, 2021	—	$—	3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from February 5,
	For the Year	2021 (inception)
	Ended	Through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	$7,596,243	$4,386,819
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	407,040
Gain on investments held in Trust Account	(2,317,796)	(30,739)
Gain on change in fair value of warrant liabilities	(6,530,000)	(5,296,250)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	516,198	(752,958)
Due from sponsor	(2,058)	—
Accounts payable and accrued expenses	158,504	26,996
Accrued Expense - Related Party	10,000	—
Net cash used in operating activities	(568,909)	(1,259,092)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(150,000,000)
Net cash used in investing activities	—	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	187,401
Repayment of promissory note - related party	—	(187,401)
Proceeds from initial public offering, net of underwriter’s discount paid	—	147,750,000
Proceeds from sale of Private Placement Warrants	—	4,837,500
Payment of offering costs	—	(526,463)
Net cash provided by financing activities	—	152,061,037

Net Change in Cash	(568,909)	801,945
Cash - Beginning of Period	801,945	—
Cash - End of Period	$233,036	$801,945

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption amount	$2,317,796	$(15,400,162)
Deferred underwriting fee payable	$—	$5,625,000
Forfeiture of Class B ordinary shares	$—	$563
Deferred offering costs paid by sponsor in exchange for Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3. The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The Founder Shares (as defined in Note 5) included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Founder Shares were forfeited, resulting in an aggregate of 3,750,000 Class B Founder Shares outstanding.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially anticipated to be $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $233,036 in cash held outside of the Trust Account, working capital surplus of $276,354 and accumulated deficit of $5,681,396. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, we had loss from operations of $1,251,553 and $533,130 respectively and net cash used in operating activities was $568,909 and $1,259,092 respectively. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022, will not be sufficient to allow the Company to operate until June 25, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by June 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued.

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying financial statements and such financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account are U.S. Treasury Securities, which are classified as trading securities with gains and losses recognized in the respective statements of operations. The portion of trading gains and losses for the years ended December 31, 2022 and 2021 that relates to trading securities still held at the reporting dates were gains of $608,531 and $6,643, respectively.

Class A Ordinary Shares Subject to Possible Redemption

All of the 15,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

December 31, 2022
Class A ordinary shares subject to possible redemption as of January 1, 2022	$150,030,739
Plus:
Remeasurement of carrying value to redemption value	2,317,796
Class A ordinary shares subject to possible redemption as of December 31, 2022	$152,348,535

December 31, 2021
Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,350,000)
Issuance costs allocated to Class A ordinary shares	(8,019,423)
Plus:
Remeasurement of carrying value to redemption value	15,400,162
Class A ordinary shares subject to possible redemption as of December 31, 2021	$150,030,739

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,176,463 as a result of the Initial Public Offering (consisting of a $3,000,000 underwriting fee, $5,625,000 of deferred underwriting fees and $551,463 of other offering costs). The Company recorded $8,710,548 of offering costs as a reduction of the carrying value of the Class A ordinary shares included in the Units. The Company immediately expensed $465,915 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per ordinary share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 8,225,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended		For the Period from February 5, 2021
	December 31, 2022		(inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$6,076,994	$1,519,249	$3,090,806	$1,296,013
Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	8,617,021	3,613,222
Basic and diluted net income per share	$0.41	$0.41	$0.36	$0.36

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees. Under this agreement $120,000 and $60,000 of expenses were incurred for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021. As of December 31, 2022 and 2021, $10,000 and $0 amounts related to this agreement were owed to the Sponsor.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

At December 31, 2022 and 2021, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At December 31, 2022 and 2021, there were 15,000,000 Class A ordinary shares issued and no shares outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. At December 31, 2022 and 2021, there were 3,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount
Description	at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Money Market Instruments - U.S. Treasury Securities	$152,348,309	$152,348,309	$—	$—
Liabilities
Warrant liability - Public Warrants	$200,000	$200,000	$—	$—
Warrant liability - Private Placement Warrants	$129,000	$—	$—	$129,000

	Amount
Description	at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money Market Instruments - U.S. Treasury Securities	$150,029,994	$150,029,994	$—	$—
Liabilities
Warrant liability - Public Warrants	$4,150,000	$4,150,000	$—	$—
Warrant liability - Private Placement Warrants	$2,709,000	$—	$—	$2,709,000

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The cost basis of the Money Market Instruments – U.S. Treasury Securities held in the Trust Account as of December 31, 2022 and 2021 was $151,739,777 and $150,023,351, respectively.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. The quoted price of the Public Warrants was $0.04 and $0.83 per warrant as of December 31, 2022 and 2021, respectively.

The Company utilizes a Modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price, volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the date of valuation for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At December 31, 2022	At December 31, 2021
Stock price	$10.04	$9.72
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	*	*
Dividend yield	—%	—%
Expected term (in years)	5.48	6.58
Volatility	0.50%	11.60%
Risk-free rate	3.98%	1.36%
Fair value of warrants**	$0.04	$0.84
*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.
**

Since the Black-Scholes model did not produce a meaningful volatility for the Private Placement Warrants as of December 31,2022, the fair value of the Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Private Placement Warrants was $0.04 and $0.84 per warrant as of December 31,2022 and 2021, respectively.

The following table provides the changes in the fair value of warrants liabilities:

			Warrant
	Private Placement	Public	Liabilities
Fair value at February 5, 2021 (inception)	$—	$—	$—
Initial measurement at June 25, 2021	4,805,250	7,350,000	12,155,250
Change in fair value	(2,096,250)	(3,200,000)	(5,296,250)
Fair value at December 31, 2021	$2,709,000	$4,150,000	$6,859,000

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

			Warrant
	Private Placement	Public	Liabilities
Fair value at January 1, 2022	$2,709,000	$4,150,000	$6,859,000
Change in fair value	(2,580,000)	(3,950,000)	(6,530,000)
Fair value at December 31, 2022	$129,000	$200,000	$329,000

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at February 5, 2021 (inception)	$—
Initial measurement at June 25, 2021	12,155,250
Change in fair value	(5,296,250)
Transfer of Public Warrants to Level 1 measurement	(4,150,000)
Fair value as of December 31, 2021	$2,709,000

Fair value as of January 1, 2022	$2,709,000
Change in fair value	(2,580,000)
Fair value as of December 31, 2022	$129,000

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $6,530,000 and $5,296,250 within change in fair value of warrant liabilities in the statement of operations for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

On March 21, 2023, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Company is monitoring the number of holders of its Class A ordinary shares and will consider options available to it to potentially achieve compliance. Refer to the Form 8-K filed with the SEC by the Company on March 27, 2023.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the above, the Company did not identify any subsequent events that required adjustment or disclosure in the financial statements.