Form 10-Q
period 2023-03-31
Coliseum Acquisition Corp.
filed 2023-05-22
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, there were 15,000,000 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 3,750,000 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023
	(Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash	$65,994	$233,036
Due from sponsor	2,058	2,058
Prepaid expenses and other current assets	166,798	236,760
Total current assets	234,850	471,854
Investments held in Trust Account	154,070,432	152,348,535
Total assets	$154,305,282	$152,820,389

LIABILITIES , TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$365,889	$185,500
Accrued expense - related party	40,000	10,000
Total current liabilities	405,889	195,500
Warrant liabilities	904,750	329,000
Deferred underwriting fee payable	5,625,000	5,625,000
Total liabilities	6,935,639	6,149,500

Commitments

Class A ordinary shares subject to possible redemption, 15,000,000 shares at redemption value of $10.27 and $10.16 per share at March 31, 2023 and December 31, 2022, respectively	154,070,432	152,348,535

Shareholders’ Deficit
Preferred shares, $0.001 par value; 5,000,000 authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 15,000,000 shares issued and no shares outstanding (excluding 15,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,750,000 issued and outstanding	3,750	3,750
Additional paid-in capital	—	—
Accumulated deficit	(6,704,539)	(5,681,396)
Total shareholders’ deficit	(6,700,789)	(5,677,646)
Total liabilities, temporary equity and shareholders’ deficit	$154,305,282	$152,820,389

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Operating and formation costs	$447,393	$316,477
Loss from operations	(447,393)	(316,477)

Other income (expense)
Gain on investments held in Trust Account	1,721,897	42,968
(Loss) gain on change in fair value of warrant liabilities	(575,750)	3,980,250
Total other income	1,146,147	4,023,218

Net income	$698,754	$3,706,741

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,000,000	15,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.20
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,750,000	3,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.20

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,721,897)	(1,721,897)
Net income	—	—	—	—	—	698,754	698,754
Balance at March 31, 2023	—	$—	3,750,000	$3,750	$—	$(6,704,539)	$(6,700,789)

	For the Three Months Ended March 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	—	$—	3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(42,968)	(42,968)
Net income	—	—	—	—	—	3,706,741	3,706,741
Balance at March 31, 2022	—	$—	3,750,000	$3,750	$—	$(7,296,070)	$(7,292,320)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$698,754	$3,706,741
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	(1,721,897)	(42,968)
Loss (gain) on change in fair value of warrant liabilities	575,750	(3,980,250)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	180,389	97,053
Accrued expense - related party	30,000	—
Prepaid expenses and other current assets	69,962	86,962
Due from sponsor	—	(724)
Net cash used in operating activities	(167,042)	(133,186)

Net Change in Cash	(167,042)	(133,186)
Cash - Beginning of Period	233,036	801,945
Cash - End of Period	$65,994	$668,759

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	$1,721,897	$42,968

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

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

As previously disclosed in the Company’s Form 8-K filed on March 27, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) on March 21, 2023 indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice stated that the Company had until May 5, 2023 to submit a plan to regain compliance with the Minimum Public Holders Rule. As of May 19, 2023, the Company has not submitted a plan to regain compliance with the Minimum Public Holders Rule.

Liquidity and Going Concern

As of March 31, 2023, the Company had $65,994 in cash held outside of the Trust Account, working capital deficit of $171,039 and accumulated deficit of $6,704,539. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. For the three months ended March 31, 2023 and 2022, we had loss from operations of $447,393 and $316,477 respectively and net cash used in operating activities was $167,042 and $133,186 respectively. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow the Company to operate until June 25, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by June 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these unaudited condensed financial statements are issued.

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The  unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements and such  unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3) and the recurring valuation of the Private Placement Warrants required management to exercise significant judgment in its estimates.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account are U.S. Treasury Securities, which are classified as trading securities with gains and losses recognized in the respective statements of operations. The portion of trading gains and losses as of March 31, 2023 and December 31, 2022 that relates to trading securities still held at the reporting dates were gains of $799,205 and $608,531, respectively.

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

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

March 31, 2023
Class A ordinary shares subject to possible redemption as of January 1, 2023	$152,348,535
Plus:
Remeasurement of carrying value to redemption value	1,721,897
Class A ordinary shares subject to possible redemption as of March 31, 2023	$154,070,432

December 31,
2022
Class A ordinary shares subject to possible redemption as of January 1, 2022	$150,030,739
Plus:
Remeasurement of carrying value to redemption value	2,317,796
Class A ordinary shares subject to possible redemption as of December 31, 2022	152,348,535

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

MARCH 31, 2023

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

MARCH 31, 2023

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$559,003	$139,751	$2,965,393	$741,348

Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	3,750,000	15,000,000	3,750,000
Basic and diluted net income per share	$0.04	$0.04	$0.20	$0.20

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees. Under this agreement $30,000 and $30,000 of expenses were incurred for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, $40,000 and $10,000 related to this agreement were owed to the Sponsor.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 9 for additional information on the fair value measurements of these warrants.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. March 31, 202231, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. At March 31, 2023 and December 31, 2022, there were 15,000,000 Class A ordinary shares issued and no shares outstanding, excluding 15,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. At March 31, 2023 and December 31, 2022, there were 3,750,000 Class B ordinary shares issued and outstanding.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Money Market Instruments - U.S. Treasury Securities	$154,069,334	$154,069,334	$—	$—
Liabilities
Warrant liability - Public Warrants	$550,000	$550,000	$—	$—
Warrant liability - Private Placement Warrants	$354,750	$—	$—	$354,750

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Money Market Instruments - U.S. Treasury Securities	$152,348,309	$152,348,309	$—	$—
Liabilities
Warrant liability – Public Warrants	$200,000	$200,000	$—	$—
Warrant liability – Private Placement Warrants	$129,000	$—	$—	$129,000

The cost basis of the Money Market Instruments – U.S. Treasury Securities held in the Trust Account as of March 31, 2023 and December 31, 2022 was $153,270,129 and $151,739,777, respectively.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. The quoted price of the Public Warrants was $0.11 and $0.04 per warrant as of March 31, 2023 and December 31, 2022, respectively.

The Company utilizes a Modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the Company’s condensed statement of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the date of valuation for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement after the Public Warrants were separately listed and traded.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	At March 31,	At December 31,
	2023	2022
Stock price	$10.25	$10.04
Exercise price	$11.50	$11.50
Probability of completing a Business Combination	*	*
Dividend yield	—%	—%
Expected term (in years)	5.23	5.48
Volatility	7.60%	0.50%
Risk-free rate	3.59%	3.98%
Fair value of warrants	$0.11	$0.04

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value at January 1, 2022	$2,709,000	$4,150,000	$6,859,000
Change in fair value	(1,580,250)	(2,400,000)	(3,980,250)
Fair value at March 31, 2022	$1,128,750	$1,750,000	$2,878,750

	Private		Warrant
	Placement	Public	Liabilities
Fair value at January 1, 2023	$129,000	$200,000	$329,000
Change in fair value	225,750	350,000	575,750
Fair value at March 31, 2023	$354,750	$550,000	$904,750

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at January 1, 2022	$2,709,000
Change in fair value	(1,580,250)
Fair value as of March 31, 2022	$1,128,750

Fair value as of January 1, 2023	$129,000
Change in fair value	225,750
Fair value as of March 31, 2023	$354,750

The Company recognized (loss) gain in connection with changes in the fair value of warrant liabilities of $(575,750) and $3,980,250 within change in fair value of warrant liabilities in the Company’s condensed statement of operations for the three months ended March 31, 2023 and 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. References in this report (this “Report”) to the “Company,” “us” or “we” refer to Coliseum Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 1A. Risk Factors” in this Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 5, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses, which we refer to throughout this Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Recent Developments

As previously disclosed in the Form 8-K we filed on March 27, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) on March 21, 2023 indicating that we were not in compliance with Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice stated that we had until May 5, 2023 to submit a plan to regain compliance with the Minimum Public Holders Rule. As of May 19, 2023, we have not submitted a plan to regain compliance with the Minimum Public Holders Rule.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the initial public offering described below and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of investment income on cash and cash equivalents held after the initial public offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $698,754, which resulted from a gain on investments held in the trust account (the “Trust Account”) in the amount of $1,721,897, partially offset by a loss on the change in fair value of warrant liabilities of $575,750 and operating and formation costs of $447,393.

For the three months ended March 31, 2022, we had net income of $3,706,741, which resulted from a gain on the change in fair value of warrant liabilities of $3,980,250 and a gain on investments held in the Trust Account in the amount of $42,968, partially offset by operating and formation costs of $316,477.

Liquidity and Capital Resources

On June 25, 2021, we consummated an initial public offering (the “Initial Public Offering”) of 15,000,000 Units (the “Units”) generating gross proceeds to us of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 3,225,000 warrants to Coliseum Acquisition Sponsor LLC at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $4,837,500.

For the three months ended March 31, 2023, net cash used in operating activities was $167,042, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $575,750 and a gain on investments held in the Trust Account of $1,721,897, partially offset by net income of $698,754 and changes in operating assets and liabilities of $280,351.

For the three months ended March 31, 2022, net cash used in operating activities was $133,186, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $3,980,250 and a gain on investments held in the Trust Account of $42,968, and changes in operating assets and liabilities of $183,291, partially offset by net income of $3,706,741.

There were no cash flows from investing activities for the three months ended March 31, 2023 and 2022.

There were no cash flows from financing activities for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, we had $65,994 in cash held outside of the Trust Account, working capital deficit of $171,039 and accumulated deficit of $6,704,539. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. For the three months ended March 31, 2023 and 2022, we had loss from operations of $447,393 and $316,477 respectively and net cash used in operating activities was $167,042 and $133,186, respectively. We anticipate that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow us to operate until June 25, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5 of the unaudited condensed financial statements provided herewith), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated by June 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued.

We plan to address this uncertainty through our initial business combination. There is no assurance that our plans to consummate our initial business combination will be successful or successful by June 25, 2023. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (as defined in Note 5 of the condensed financial statements provided herewith) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and expired on August 6, 2021.

The underwriter was paid a cash underwriting fee of $0.20 per Unit, or $3,000,000 in the aggregate. In addition, $0.375 per Unit, or $5,625,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities From Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial estimated fair value of the redeemable warrants (the “Public Warrants”) was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Modified Black-Scholes option pricing model (see Note 9).

Class A Ordinary Shares Subject to Possible Redemption

All of the 15,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share.Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, except as described below, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We are not currently in compliance with Nasdaq’s continued listing requirements and, if we are unable to regain compliance with Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As previously disclosed in the Form 8-K filed by us on March 27, 2023, we received the Notice from Nasdaq’s Listing Qualifications Department on March 21, 2023 indicating that we were not in compliance with the Minimum Public Holders Rule. The Notice stated that we had until May 5, 2023 to submit a plan to regain compliance with the Minimum Public Holders Rule. As of May 19, 2023, we have not submitted a plan to regain compliance with the Minimum Public Holders Rule.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that its shares are “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage for us; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate an initial business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate an initial business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate an initial business combination.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our ordinary shares.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

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

Coliseum Acquisition Corp.

Date: May 22, 2023	By:	/s/ Daniel Haimovic
Name: Daniel Haimovic
Title: Co-Chief Executive Officer

Date: May 22, 2023	By:	/s/ Jason Beren
Name: Jason Beren
Title: Chief Financial Officer