Form 10-Q
period 2023-06-30
Coliseum Acquisition Corp.
filed 2023-08-14
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-40514

Coliseum Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583230
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100 Las Vegas, Nevada 89144
(Address of principal executive offices and zip code)

(702) 781-4313
(Registrant’s telephone number, including area code) 80 Pine Street, Suite 3202 New York, New York 10005
(Former name or former address, if changed since last report)

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

As of August 14, 2023, there were 9,628,200 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$—	$233,036
Due from related party	—	2,058
Prepaid expenses	135,000	236,760
Total current assets	135,000	471,854
Investments held in Trust Account	61,281,077	152,348,535
Total Assets	$61,416,077	$152,820,389

Liabilities, Temporary Equity and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$589,505	$185,500
Accrued expense - related party	—	10,000
Convertible note payable - related party	100,000	—
Total current liabilities	689,505	195,500
Warrant liabilities	1,233,750	329,000
Deferred underwriting fee payable	—	5,625,000
Total Liabilities	1,923,255	6,149,500

Commitments and Contingencies

Public Shares - Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 5,878,201 and 15,000,000 shares subject to possible redemption at approximately $10.43 and $10.16 per share as of June 30, 2023 and December 31, 2022, respectively	61,281,077	152,348,535

Shareholders’ Deficit:
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 3,749,999 and 0 non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	3,750	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1 and 3,750,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	3,750
Additional paid-in capital	—	—
Accumulated deficit	(1,792,005)	(5,681,396)
Total shareholders’ deficit	(1,788,255)	(5,677,646)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$61,416,077	$152,820,389

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$392,294	$283,683	$839,687	$600,160
Loss from operations	(392,294)	(283,683)	(839,687)	(600,160)

Other income (expenses):
Gain on investments held in Trust Account	1,807,017	204,399	3,528,914	247,367
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	275,625	—	275,625	—
Change in fair value of derivative warrant liabilities	(329,000)	2,056,250	(904,750)	6,036,500
Total other income (expenses)	1,753,642	2,260,649	2,899,789	6,283,867

Net income	$1,361,348	$1,976,966	$2,060,102	$5,683,707

Weighted average shares outstanding of Public Shares, basic and diluted	14,097,844	15,000,000	14,546,430	15,000,000
Basic and diluted net income per share, Public Shares	$0.08	$0.11	$0.11	$0.30
Weighted average shares outstanding of Class B and non-redeemable Class A ordinary shares, basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000
Basic and diluted net income per share, Class B and non-redeemable Class A ordinary shares	$0.08	$0.11	$0.11	$0.30

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2023
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(1,721,897)	(1,721,897)
Net income	—	—	—	—	—	698,754	698,754
Balance - March 31, 2023 (unaudited)	—	$—	3,750,000	$3,750	$—	$(6,704,539)	$(6,700,789)
Increase in redemption value of Public Shares subject to redemption due to extension	—	—	—	—	—	(100,000)	(100,000)
Conversion of Class B ordinary shares into non-redeemable Class A ordinary shares	3,749,999	3,750	(3,749,999)	(3,750)	—	—	—
Forgiveness of debt to Previous Sponsor	—	—	—	—	108,828	—	108,828
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	(108,828)	3,651,186	3,542,358
Net income	—	—	—	—	—	1,361,348	1,361,348
Balance - June 30, 2023 (unaudited)	3,749,999	$3,750	1	$—	$—	$(1,792,005)	$(1,788,255)

	For the three and six months ended June 30, 2022
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(42,968)	(42,968)
Net income	—	—	—	—	—	3,706,741	3,706,741
Balance - March 31, 2022 (unaudited)	—	$—	3,750,000	$3,750	$—	$(7,296,070)	$(7,292,320)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(204,399)	(204,399)
Net income	—	—	—	—	—	1,976,966	1,976,966
Balance - June 30, 2022 (unaudited)	—	$—	3,750,000	$3,750	$—	$(5,523,503)	$(5,519,753)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,060,102	$5,683,707
Adjustments to reconcile net income to net cash used in operating activities:
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	(275,625)	—
Gain on investments held in Trust Account	(3,528,914)	(247,367)
Change in fair value of derivative warrant liabilities	904,750	(6,036,500)
Changes in operating assets and liabilities:
Prepaid expenses	101,760	233,112
Accounts payable and accrued expenses	404,005	44,837
Accrued expense - related party	60,000	(724)
Net cash used in operating activities	(273,922)	(322,935)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	94,696,372	—
Cash deposited in Trust Account for extension	(100,000)	—
Net cash provided by investing activities	94,596,372	—

Cash Flows from Financing Activities:
Proceeds received from related party under convertible note payable	100,000
Redemption of Public Shares	(94,696,372)	—
Advances from Previous Sponsor	50,000	—
Repayment of advances from Previous Sponsor	(9,114)	—
Net cash used in financing activities	(94,555,486)	—

Net change in cash	(233,036)	(322,935)

Cash - Beginning of the period	233,036	801,945
Cash - End of the period	$—	$479,010

Supplemental disclosure of noncash financing activities:
Increase in redemption value of Public Shares subject to redemption due to extension	$100,000	$—
Remeasurement of Public Shares subject to possible redemption to redemption amount	$1,820,461	$247,367
Extinguishment of deferred underwriting fee allocated to public shares	$5,349,375	$—
Forgiveness of debt to Previous Sponsor	$108,828	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3. Each Unit consisted of one Public Share and one-third of one warrant to purchase one Class A ordinary share (“Public Warrant”). The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units, which option expired unexercised on August 6, 2021. Transaction costs amounted to $9,176,463 consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, which was later entirely waived on June 12, 2023 (see Note 6), and $551,463 of other offering costs. The Company was reimbursed $750,000 by the underwriter for such transaction costs.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,225,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Coliseum Acquisition Sponsor LLC (the “Previous Sponsor”), generating gross proceeds of $4,837,500, which is described in Note 4.

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury bills, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On June 27, 2023, the Company moved its trust account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially at $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Previous Sponsor, Berto LLC, an affiliate of Harry L. You (the “New Sponsor”), Harry L. You and the Company’s officers and the other holders of Founder Shares immediately prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company initially had 24 months from the closing of the Initial Public Offering (or June 25, 2023) to complete a Business Combination, which was later extended as discussed below. The Initial Shareholders agreed to waive (i) their redemption rights with respect to any Founder Shares and Public Shares held by them (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company does not complete a Business Combination within the required period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

On June 15, 2023, the Company, the Previous Sponsor and the New Sponsor entered into an agreement, pursuant to which the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of (i) 2,625,000 Founder Shares (as defined in Note 5) held by the Previous Sponsor and (ii) 2,257,500 Private Placement Warrants held by the Previous Sponsor (the “Transfer Transaction”). The Transfer Transaction was consummated on June 26, 2023.

Additionally, on June 22, 2023, the shareholders approved an amendment of the Company’s Amended and Restated Memorandum and Articles of Association to extend (the “Extension”) the date by which the Company has to consummate a Business Combination up to twelve (12) times for an additional one (1) month each time (each, an “Extension Period”) from June 25, 2023 up to June 25, 2024, only if the Previous Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, an amount equal to the lesser of (x) $100,000 or (y) $0.04 per Public Share multiplied by the number of Public Shares that were not redeemed in connection with the shareholder vote to approve the Extension, for each month of the Extension Period elected by the Company’s board of directors.

In connection with the shareholder approval of the Extension, an aggregate of 9,121,799 Public Shares were redeemed for an aggregate amount of $94,696,372. The Company’s board of directors elected to effect the first Extension Period, extending the Company’s liquidation date (the “Combination Period”) to July 25, 2023. Accordingly, the New Sponsor deposited $100,000 into the Trust Account on June 23, 2023 for the first Extension Period. On July 25, 2023, the New Sponsor deposited another $100,000 into the Trust Account, extending the Company’s Combination Period to August 25, 2023.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a convertible promissory note to the New Sponsor with a principal amount up to $1.5 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants.

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

In order to protect the amounts held in the Trust Account, the Previous Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the Trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Previous Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Previous Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

As previously disclosed in the Company’s Form 8-K filed on March 27, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) on March 21, 2023 indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Company submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule on June 26, 2023. Nasdaq approved the plan and granted the Company an extension until September 17, 2023 to demonstrate compliance with the Minimum Public Holders Rule.

Going Concern Consideration

As of June 30, 2023, the Company had no cash held outside of the Trust Account and working capital deficit of $554,505. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed above. As of June 30, 2023, the Company had $100,000 outstanding under the Convertible Note. On July 25, 2023, the New Sponsor contributed another $100,000, for an aggregate outstanding amount of $200,000 under the Convertible Note, into the Trust Account.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Based upon the analysis above, the Company’s management has determined that it has sufficient borrowing capacity and the New Sponsor has financial wherewithal to meet its anticipated obligations through the earlier of the consummation of a Business Combination or through the liquidation date. In connection with the management’s assessment of going concern considerations in accordance with FASB ASC Topic 210-40, “Presentation of Financial Statements – Going Concern,” the Company’s management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period (August 25, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3) and the recurring valuation of the Private Placement Warrants required management to exercise significant judgment in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

Until June 27, 2023, when the Company moved its trust account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, the Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Public Shares Subject to Possible Redemption

All of the outstanding Public Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the carrying value of all Public Shares have been classified outside of permanent equity.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Public Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Public Shares are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2023 and December 31, 2022, the carrying value of Public Shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Public Shares subject to possible redemption as of December 31, 2022	$152,348,535
Plus:
Remeasurement of carrying value to redemption value	1,721,897
Public Shares subject to possible redemption - March 31, 2023	154,070,432
Plus:
Waiver of Public Shares issuance costs	5,349,375
Increase in redemption value of Public Shares subject to redemption due to extension	100,000
Less:
Redemption of Public Shares	(94,696,372)
Remeasurement of carrying value to redemption value	(3,542,358)
Public Shares subject to possible redemption - June 30, 2023	$61,281,077

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Modified Black-Scholes option pricing model (see Note 9).

Convertible Note Payable – Related Party

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million (see Note 5). Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of June 30, 2023, the Company had $100,000 outstanding under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2023, the fair value of the embedded conversion option had a de minimis value.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs allocated to the Public Shares were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the Public Shares subject to redemption is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income shared pro rata between Public Shares and a combination of Class B and non-redeemable Class A ordinary shares. As a result, the calculated net income per ordinary share is the same for Public Shares and a combination of Class B non-redeemable and Class A ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 8,225,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended June 30,
	2023		2022
		Class B and non-		Class B and non-
	Public Shares	redeemable Class A	Public Shares	redeemable Class A
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$1,075,316	$286,032	$1,581,573	$395,393

Denominator:
Basic and diluted weighted average common shares outstanding	14,097,844	3,750,000	15,000,000	3,750,000
Basic and diluted net income per common share	$0.08	$0.08	$0.11	$0.11

	For the six months ended June 30,
	2023		2022
		Class B and non-		Class B and non-
	Public Shares	redeemable Class A	Public Shares	redeemable Class A
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$1,637,868	$422,235	$4,546,966	$1,136,741

Denominator:
Basic and diluted weighted average common shares outstanding	14,546,430	3,750,000	15,000,000	3,750,000
Basic and diluted net income per common share	$0.11	$0.11	$0.30	$0.30

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The carrying amounts reflected in the unaudited condensed balance sheets for cash, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate fair value due to their short-term nature.

●	Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

●	Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consisted of one Public Share and one-third of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and expired on August 6, 2021.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Previous Sponsor purchased an aggregate of 3,225,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (for an aggregate purchase price of $4,837,500). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 17, 2021, the Previous Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 4,312,500 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Previous Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Previous Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding.

A total of five anchor investors purchased 7,440,000 Units in the Initial Public Offering; with one anchor investor purchasing 2,235,000 Units, three anchor investors each purchasing 1,485,000 Units, and one anchor investor purchasing 750,000 Units. The anchor investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other Public Shareholders, other than a right of first refusal with respect to any private placement in connection with a Business Combination. Further, the anchor investors are not required to (i) hold any units, Public Shares or Public Warrants they purchased in the Initial Public Offering, or thereafter, for any amount of time, (ii) vote any Public Shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The anchor investors will have the same rights to the funds held in the Trust Account with respect to the Public Shares they purchased in the Initial Public Offering as the rights afforded to the Company’s other Public Shareholders.

Each anchor investor entered into separate anchor commitment letters with the Company and the Previous Sponsor pursuant to which each anchor investor purchased a specified amount of membership interests from the Previous Sponsor upon closing of the Initial Public Offering.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Previous Sponsor will retain voting and dispositive power over the anchor investors’ portion of the Founder Shares held by the Previous Sponsor until the consummation of the initial Business Combination, following which time the Previous Sponsor will distribute such Founder Shares to the anchor investors (subject to applicable lock-up restrictions). The estimated fair value of the Founder Shares as of the execution of the anchor commitment letters was $5.38 per share, or $2,994,491 in the aggregate, which was $2,159,708 in excess of the amount paid by anchor investors for this interest.

On June 15, 2023, the Company, the Previous Sponsor and New Sponsor entered into an agreement, pursuant to which the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of (i) 2,625,000 Founder Shares and (ii) 2,257,500 Private Placement Warrants held by the Previous Sponsor. The Transfer Transaction was consummated on June 26, 2023. Immediately prior to the closing of the Transfer Transaction, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one-for-one basis into non-redeemable Class A ordinary shares, leaving one Class B ordinary share outstanding.

The Initial Shareholders agreed that, subject to certain limited exceptions, the Founder Shares (including 3,749,999 non-redeemable Class A ordinary shares and one Class B ordinary shares) will not be transferred, assigned, or sold until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds (i) $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (ii) $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Previous Sponsor a total of $10,000 per month for administrative, financial and support services. Under this agreement $30,000 and $60,000 of expenses were incurred for each of the three and six months ended June 30, 2023 and 2022. As of December 31, 2022, the Company accrued $10,000 related to this agreement owed to the Previous Sponsor in the accompanying balance sheet.

The Company accrued $70,000 in connection with such agreement and upon closing of the Transfer Transaction on June 26, 2023, the Previous Sponsor forgave the balance owed upon consummation of the Transfer Transaction. The forgiveness amount is recorded as additional paid in capital in the accompanying balance sheet.

Related Party Loans and Advances

Advances

As of December 31, 2022, the Company had advanced an aggregate of $2,058 to the Previous Sponsor. In April 2023, the Previous Sponsor advanced $50,000 to the Company for working capital needs. In June 2023, the Company repaid the remaining balance off $9,114 to the Previous Sponsor and the Previous Sponsor forgave $38,828 in remaining net owed to it. The forgiveness amount is recorded as additional paid in capital in the accompanying balance sheet.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Convertible Promissory Note

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Extension Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of June 30, 2023, the Company had $100,000 outstanding under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2023, the fair value of the embedded conversion option had a de minimis value.

On July 25, 2023, the New Sponsor contributed another $100,000, for an aggregate outstanding amount of $200,000 under the Convertible Note, into the Trust Account.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Convertible Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Convertible Note) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and which expired on August 6, 2021.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, upon the closing of the Initial Public Offering. The underwriter paid $750,000 to the Company to reimburse certain of the Company’s expenses in connection with the Initial Public Offering. In addition, $0.375 per Unit, or $5,625,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions (“Deferred Fee”). The Deferred Fee was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Effective as of June 12, 2023, the underwriter of the Initial Public Offering resigned and withdrew from its role in any Business Combination and waived its entitlement to the Deferred Fee in the amount of $5,625,000. The Company recognized $5,349,375 of the Deferred Fee waiver as a reduction to the carrying value of Public Shares subject to redemption with the remaining balance of $275,625 recognized as a gain from extinguishment of liability allocated to warrant liabilities in the statements of operations, which represents the original amount expensed in the Company’s Initial Public Offering.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a current prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available, including in connection with a cashless exercise permitted as a result of a notice of redemption. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within sixty (60) business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement (other than any such period as may be necessary in connection with the preparation and filing of a post-effective amendment to any registration statement following the filing of the Company’s Annual Report on Form 10-K for its first completed fiscal year following the consummation of a Business Combination), exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $18.00 - Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like).

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $10.00 - Once Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference based on the redemption date and the fair market value of the Class A ordinary shares, subject to certain exceptions;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The fair market value of the Company’s Class A ordinary shares shall mean the volume weighted average price of the Class A ordinary shares during the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. The Company will provide its Public Warrant holders with the final fair market value no later than the date on which the notice of redemption is sent to the holders of Public Warrants. In no event will the Public Warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per Public Warrant (subject to adjustment).

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Previous Sponsor or its affiliates, without taking into account any Founder Shares held by the Previous Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “— Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $18.00” and “— Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “— Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the Previous Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Previous Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

At June 30, 2023 and December 31, 2022, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 9 for additional information on the fair value measurements of these warrants.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. As of December 31, 2022, there were 15,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the condensed balance sheets (see Note 2). On June 22, 2023, 9,121,799 Public Shares were redeemed. On June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one for one basis into non-redeemable Class A ordinary shares. As of June 30, 2023, there were a total of 9,628,200 Class A ordinary shares issued and outstanding, of which 5,878,201 shares were subject to possible redemption and were classified outside of permanent equity in the condensed balance sheets and 3,749,999 shares were non-redeemable and classified in shareholders’ deficit.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. On June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one for one basis into Class A ordinary shares, leaving one Class B ordinary share outstanding. As of June 30, 2023 and December 31, 2022, there were 1 and 3,750,000 Class B ordinary shares issued and outstanding, respectively.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 9. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

June 30, 2023(1)

	Quoted Prices in Active	Significant Other Observable	Significant Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Public Warrants	$750,000	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$483,750

December 31, 2022

	Quoted Prices in Active	Significant Other Observable	Significant Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market instruments (1)	$152,348,309	$—	$—
Liabilities:
Warrant liability – Public Warrants	$200,000	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$129,000

*As of December 31, 2022, the cost basis of the money market instruments held in Trust Account was $151,739,777 and as of June 30, 2023, all investments held in Trust Account reside in demand deposit account.

The Company initially utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. The quoted price of the Public Warrants was $0.15 and $0.04 per warrant as of June 30, 2023 and December 31, 2022, respectively.

The Company utilizes a Modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the Company’s unaudited condensed statements of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the date of valuation for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement after the Public Warrants were separately listed and traded.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	As of June 30,	As of December 31,
	2023	2022
Stock price	$11.50	$10.04
Exercise price	$10.44	$11.50
Expected term (in years)	5.99	5.48
Volatility (*)	5.2%	0.5%
Risk-free rate	4.0%	3.98%
Fair value of warrants	$0.15	$0.04

*    The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Balance as of December 31, 2022 - Level 3	$129,000
Change in fair value of derivative warrant liabilities - Private Warrants	225,750
Balance as of March 31, 2023 - Level 3	354,750
Change in fair value of derivative warrant liabilities - Private Warrants	129,000
Balance as of June 30, 2023 - Level 3	$483,750

The Company recognized losses in connection with changes in the fair value of warrant liabilities of $329,000 and $904,750 within change in fair value of warrant liabilities in the Company’s condensed statements of operations for the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2022, the Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,056,250 and $6,036,500 within change in fair value of warrant liabilities in the Company’s condensed statements of operations, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed financial statements, except as noted below.

On July 25, 2023, the New Sponsor contributed another $100,000, for an aggregate outstanding amount of $200,000 under the Convertible Note, into the Trust Account.

On July 25, 2023, the Company entered into a new administrative support agreement with the New Sponsor, pursuant to which the Company agreed to pay the New Sponsor or an affiliate of the New Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees.

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

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 1A. Risk Factors” in this Report, our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other Securities and Exchange Commission (“SEC”) filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 5, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses, which we refer to throughout this Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants (the “Private Placement Warrant”), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Recent Developments

We received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) on March 21, 2023 indicating that we were not in compliance with Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice stated that we had until May 5, 2023 to submit a plan to regain compliance with the Minimum Public Holders Rule. We submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule on June 26, 2023. Nasdaq approved the plan and granted the Company an extension until September 17, 2023 to demonstrate compliance with the Minimum Public Holders Rule.

On June 15, 2023, our company, the Previous Sponsor and the New Sponsor entered into an agreement, pursuant to which the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of (i) 2,625,000 Class B ordinary shares held by the Previous Sponsor and (ii) 2,257,500 private placement warrants held by the Previous Sponsor (the “Transfer Transaction”). The Transfer Transaction was consummated on June 26, 2023.

Additionally, on June 22, 2023, the shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend (the “Extension”) the date by which we have to consummate a business combination up to twelve (12) times for an additional one (1) month each time (each, an “Extension Period”) from June 25, 2023 up to June 25, 2024, only if the Previous Sponsor or its designee would deposit (the “Contribution”) into the trust account as a loan, an amount equal to the lesser of (x) $100,000 or (y) $0.04 per Class A ordinary shares held by public shareholders (“Public Share”) multiplied by the number of Public Shares that were not redeemed in connection with the shareholder vote to approve the Extension, for each month of the Extension Period elected by our board of directors.

In connection with the shareholder approval of the Extension, an aggregate of 9,121,799 Public Shares were redeemed for an aggregate amount of $94,696,372. Our board of directors elected to effect the first Extension Period, extending our liquidation date (the “Combination Period”) to July 25, 2023. Accordingly, the New Sponsor deposited $100,000 into the trust account on June 23, 2023 for the first Extension Period. On July 25, 2023, our New Sponsor deposited another $100,000 into the trust account, extending our Combination Period to August 25, 2023.

On June 26, 2023, our Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one for one basis into non-redeemable Class A ordinary shares, leaving one Class B ordinary share outstanding.

In connection with the Contribution and advances our New Sponsor may make in the future to us for working capital expenses, on June 22, 2023, we issued a convertible promissory note to our New Sponsor with a principal amount up to $1.5 million (the “Convertible Note”). The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. If we do not consummate an initial business combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the initial business combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of our New Sponsor. Such warrants will have terms identical to the private placement warrants issued in the private placement concurrently with our initial public offering.

On June 27, 2023, the Company moved its trust account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the initial public offering described below and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of investment income on cash, cash equivalents and investments held after our initial public offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,361,348, which resulted from a gain on investments held in the trust account (the “Trust Account”) in the amount of $1,807,017, and a gain from extinguishment of deferred underwriting fees allocated to warrant liabilities of $275,625, partially offset by a loss on the change in fair value of warrant liabilities of $329,000, and general and administrative expenses of $392,294.

For the six months ended June 30, 2023, we had net income of $2,060,102, which resulted from a gain on investments held in the Trust Account in the amount of $3,528,914, and a gain from extinguishment of deferred underwriting fees allocated to warrant liabilities of $275,625, partially offset by a loss on the change in fair value of warrant liabilities of $904,750, and general and administrative expenses of $839,687.

For the three months ended June 30, 2022, we had net income of $1,976,966, which resulted from a gain on the change in fair value of warrant liabilities of $2,056,250 and unrealized gain on investments held in the Trust Account in the amount of $204,399, partially offset by operating and formation costs of $283,683.

For the six months ended June 30, 2022, we had net income of $5,683,707, which resulted from a gain on the change in fair value of warrant liabilities of $6,036,500 and unrealized gain on investments held in the Trust Account in the amount of $247,367, partially offset by operating and formation costs of $600,160.

Capital Resources and Going Concern Consideration

For the six months ended June 30, 2023, net cash used in operating activities was $273,922, which was due to non-cash adjustments to net income related to a gain on investments held in the Trust Account of $3,528,914, and a gain from extinguishment of deferred underwriting fees allocated to warrant liabilities of $275,625, partially offset by net income of $2,060,102 and changes in operating assets and liabilities of $565,765, the non-cash adjustments to net income related to change in fair value of warrant liabilities of $904,750.

For the six months ended June 30, 2022, net cash used in operating activities was $322,935, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $6,036,500 and unrealized gain on investments held in the Trust Account of $247,367, partially offset by net income of $5,683,707 and changes in operating assets and liabilities of $277,225.

As of June 30, 2023, the Company had no cash held outside of the Trust Account and a working capital deficit of $554,505. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, we issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed above. As of June 30, 2023, we had $100,000 outstanding under the Convertible Note. On July 25, 2023, our New Sponsor contributed another $100,000, for an aggregate outstanding amount of $200,000 under the Convertible Note, into the Trust Account.

Based upon the analysis above, our management has determined that we have sufficient borrowing capacity and our New Sponsor has financial wherewithal to meet its anticipated obligations through the earlier of the consummation of a business combination or through the liquidation date. In connection with the management’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 210-40, “Presentation of Financial Statements – Going Concern,” our management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial business combination. We plan to address this uncertainty through a consummating a business combination. There is no assurance that our plans to consummate a business combination will be successful or successful within the Combination Period (August 25, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriter was paid a cash underwriting fee of $0.20 per unit, or $3,000,000 in the aggregate. In addition, $0.375 per unit, or $5,625,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions (“Deferred Fee”). The Deferred Fee was to become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Effective as of June 12, 2023, the underwriter of our initial public offering resigned and withdrew from its role in any business combination and waived its entitlement to the Deferred Fee in the amount of $5,625,000. We recognized $5,349,375 of the Deferred Fee waiver as a reduction to the carrying value of Public Shares subject to redemption with the remaining balance of $275,625 recognized as a gain from extinguishment of liability allocated to warrant liabilities in the statements of operations, which represents the original amount expensed in our initial public offering.

Convertible Promissory Note

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued the Convertible Note. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial business combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of New Sponsor. Such warrants will have terms identical to the warrants issued to the Previous Sponsor in a private placement that closed simultaneously with the Company’s initial public offering.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial estimated fair value of the warrants issued in our initial public offering (the “Public Warrants”) was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Modified Black-Scholes option pricing model.

Public Shares Subject to Possible Redemption

The Public Shares issued in our initial public offering contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the carrying value of all Public Shares have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

Therefore, the net income per share calculation allocates income shared pro rata between Public Shares and a combination of Class B and non-redeemable Class A ordinary shares. As a result, the calculated net income per ordinary share is the same for Public Shares and a combination of Class B and non-redeemable Class A ordinary shares. We have not considered the effect of the outstanding warrants to purchase an aggregate of 8,225,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The Company’s ability to complete an initial business combination with a U.S. target company may be impacted if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.

Certain indirect holders of a minority interest in the Founder Shares are non-U.S. persons. We cannot predict at this time whether the Company would be considered a “foreign person” under the regulations administered by CFIUS due to such potential ties to non-U.S. persons. As such, an initial business combination with a U.S. business may be subject to CFIUS jurisdiction, the scope of which includes controlling investments (within the meaning of “control” under the CFIUS regulations) as well as certain non-passive, non-controlling investments in sensitive U.S. businesses meeting certain criteria. If the Company’s potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, the parties may determine that they are required to make a mandatory filing or that they will submit a voluntary filing to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to delay the initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or recommend that the U.S. president block the initial business combination or order the Company to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent the Company from pursuing certain initial business combination opportunities that it believes would otherwise be beneficial to the Company and its shareholders. As a result, the pool of potential targets with which the Company could complete an initial business combination may be impacted.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete its initial business combination. If the Company cannot complete its initial business combination by June 25, 2024, or such later date that may be approved by the Company’s shareholders, because the review process extends beyond such timeframe or because the initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on June 27, we instructed the trustee to liquidate the securities held in the Trust Account and instead hold the funds in the Trust Account in an interest-bearing bank deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we will receive minimal interest, on the funds held in the Trust Account, which will reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account were, since our initial public offering, previously held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on June 27, 2023, we instructed the trustee to liquidate the securities held in the Trust Account and instead hold the funds in the Trust Account in an interest-bearing bank deposit account until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will receive minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, the decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing bank deposit account will reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our ordinary shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into federal law. The Inflation Reduction Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations) occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U. S. Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

We are currently not a covered corporation for purposes of the excise tax. If we were to become a covered corporation in the future, whether in connection with the consummation of our business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the excise tax on a redemption of our stock would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. If we were to become a covered corporation in the future, the per-share redemption amount payable from the Trust Account (including any interest earned on the funds held in the Trust Account) to our public stockholders in connection with a redemption of our stock is not expected to be reduced by any excise tax imposed on us. The imposition of the excise tax on us could, however, cause a reduction in the cash available on hand to complete our business combination and may affect our ability to complete our business combination or fund future operations.

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

On June 12, 2023, we received a formal letter from our underwriter in the initial public offering advising that it had waived any entitlement it may have to the deferred fee of $5,625,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit No.	Description
10.1	Purchase Agreement dated June 15, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 15, 2023)
10.2

Amendment to the Investment Management Trust Agreement dated June 21, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2023)

10.3	Promissory Note, dated June 22, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2023)
10.4	Termination Agreement, dated June 26, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coliseum Acquisition Corp.

Date: August 14, 2023	By:	/s/ Charles Wert
Name: Charles Wert
Title: Chief Executive Officer

Date: August 14, 2023	By:	/s/ Oanh Truong
Name: Oanh Truong
Title: Chief Financial Officer