Form 10-Q
period 2023-09-30
Coliseum Acquisition Corp.
filed 2023-11-14
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 9,628,200 of the registrant’s Class A ordinary shares, par value $0.001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$—	$233,036
Due from related parties	—	2,058
Prepaid expenses	67,500	236,760
Total current assets	67,500	471,854
Cash and investments held in Trust Account	62,340,987	152,348,535
Total Assets	$62,408,487	$152,820,389

Liabilities, Temporary Equity and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$420,257	$185,500
Accounts payable and accrued expenses - related parties	475,689	10,000
Convertible note payable - related parties	400,000	—
Total current liabilities	1,295,946	195,500
Warrant liabilities	987,000	329,000
Deferred underwriting fee payable	—	5,625,000
Total Liabilities	2,282,946	6,149,500

Commitments and Contingencies
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 5,878,201 and 15,000,000 shares subject to possible redemption at approximately $10.61 and $10.16 per share as of September 30, 2023 and December 31, 2022, respectively	62,340,987	152,348,535

Shareholders’ Deficit:
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 3,749,999 and 0 non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	3,750	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1 and 3,750,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	3,750
Additional paid-in capital	—	—
Accumulated deficit	(2,219,196)	(5,681,396)
Total shareholders’ deficit	(2,215,446)	(5,677,646)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$62,408,487	$152,820,389

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$373,941	$410,556	$1,213,628	$1,010,716
Loss from operations	(373,941)	(410,556)	(1,213,628)	(1,010,716)

Other income (expenses):
Interest income earned from cash and investments held in Trust Account	759,910	740,251	4,288,824	987,618
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	—	—	275,625	—
Change in fair value of derivative warrant liabilities	246,750	—	(658,000)	6,036,500
Total other income (expenses)	1,006,660	740,251	3,906,449	7,024,118

Net income	$632,719	$329,695	$2,692,821	$6,013,402

Weighted average shares outstanding of Public Shares, basic and diluted	5,878,201	15,000,000	11,625,269	15,000,000
Basic and diluted net income per share, Public Shares	$0.07	$0.02	$0.18	$0.32
Weighted average shares outstanding of Class B and non-redeemable Class A ordinary shares, basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000
Basic and diluted net income per share, Class B and non-redeemable Class A ordinary shares	$0.07	$0.02	$0.18	$0.32

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and nine months ended September 30, 2023
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(1,721,897)	(1,721,897)
Net income	—	—	—	—	—	698,754	698,754
Balance - March 31, 2023 (unaudited)	—	$—	3,750,000	$3,750	$—	$(6,704,539)	$(6,700,789)
Increase in redemption value of Public Shares subject to redemption due to extension	—	—	—	—	—	(100,000)	(100,000)
Conversion of Class B ordinary shares into non-redeemable Class A ordinary shares	3,749,999	3,750	(3,749,999)	(3,750)	—	—	—
Forgiveness of debt to Previous Sponsor	—	—	—	—	108,828	—	108,828
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	(108,828)	3,651,186	3,542,358
Net income	—	—	—	—	—	1,361,348	1,361,348
Balance - June 30, 2023 (unaudited)	3,749,999	$3,750	1	$—	$—	$(1,792,005)	$(1,788,255)
Increase in redemption value of Public Shares subject to redemption due to extension	—	—	—	—	—	(300,000)	(300,000)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(759,910)	(759,910)
Net income	—	—	—	—	—	632,719	632,719
Balance - September 30, 2023 (unaudited)	3,749,999	$3,750	1	$—	$—	$(2,219,196)	$(2,215,446)

	For the three and nine months ended September 30, 2022
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(42,968)	(42,968)
Net income	—	—	—	—	—	3,706,741	3,706,741
Balance - March 31, 2022 (unaudited)	—	$—	3,750,000	$3,750	$—	$(7,296,070)	$(7,292,320)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(204,399)	(204,399)
Net income	—	—	—	—	—	1,976,966	1,976,966
Balance - June 30, 2022 (unaudited)	—	$—	3,750,000	$3,750	$—	$(5,523,503)	$(5,519,753)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(740,251)	(740,251)
Net income	—	—	—	—	—	329,695	329,695
Balance - September 30, 2022 (unaudited)	—	$—	3,750,000	$3,750	$—	$(5,934,059)	$(5,930,309)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,692,821	$6,013,402
Adjustments to reconcile net income to net cash used in operating activities:
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	(275,625)	—
Interest income earned from cash and investments held in Trust Account	(4,288,824)	(987,618)
Change in fair value of derivative warrant liabilities	658,000	(6,036,500)
Changes in operating assets and liabilities:
Prepaid expenses	169,260	366,140
Accounts payable and accrued expenses	234,757	150,365
Accounts payable and accrued expenses - related parties	535,689	(2,036)
Net cash used in operating activities	(273,922)	(496,247)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	94,696,372	—
Cash deposited in Trust Account for extension	(400,000)	—
Net cash provided by investing activities	94,296,372	—

Cash Flows from Financing Activities:
Proceeds received from related parties under convertible note payable	400,000	—
Redemption of Public Shares	(94,696,372)	—
Advances from Previous Sponsor	50,000	—
Repayment of advances from Previous Sponsor	(9,114)	—
Net cash used in financing activities	(94,255,486)	—

Net change in cash	(233,036)	(496,247)

Cash - Beginning of the period	233,036	801,945
Cash - End of the period	$—	$305,698

Supplemental disclosure of noncash activities:
Increase in redemption value of Public Shares subject to redemption due to extension	$400,000	$—
Remeasurement of Public Shares subject to possible redemption to redemption amount	$1,169,379	$987,618
Extinguishment of deferred underwriting fee allocated to Public Shares	$5,349,375	$—
Forgiveness of debt to Previous Sponsor	$108,828	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3. Each Unit consisted of one Public Share and one-third of one warrant to purchase one Class A ordinary share (“Public Warrant”). The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units, which option expired unexercised on August 6, 2021. Transaction costs amounted to $9,176,463, consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, which was later entirely waived on June 12, 2023 (see Note 6), and $551,463 of other offering costs. The Company was reimbursed $750,000 by the underwriter for such transaction costs upon closing of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,225,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Coliseum Acquisition Sponsor LLC (the “Previous Sponsor”), generating gross proceeds of $4,837,500, which is described in Note 4.

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) to be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury bills, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On June 27, 2023, the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially at $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Since June 25, 2023, the Company’s board of directors has elected to extend the Company’s liquidation date five times to November 25, 2023 (the “Combination Period”). Accordingly, the Company has drawn down from the Convertible Note and deposited $100,000 into the Trust Account for each of the Extensions, for an aggregate of $500,000.

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

As previously disclosed in the Company’s Form 8-K filed on March 27, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) on March 21, 2023 indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Company submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule on June 26, 2023. Nasdaq approved the plan and granted the Company an extension until September 17, 2023 to demonstrate compliance with the Minimum Public Holders Rule (the “Compliance Period”). On September 20, 2023, the Company received written notice (the “Delisting Letter”) from Nasdaq stating that the Company has not regained compliance with the Minimum Public Holders Rule within the Compliance Period. The Company submitted an appeal to Nasdaq’s delisting determination by requesting a hearing before a Hearings Panel (the “Panel”) on September 27, 2023, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Such request automatically stayed the suspension of the Company’s securities pending the Panel’s decision. On November 8, 2023, the Company received written notice from Nasdaq that the Company is in compliance with all applicable continued listing standards.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Preliminary Proxy Statement

On November 1, 2023, the Company filed a preliminary proxy statement with the SEC seeking shareholder approval to (i) extend the date by which the Company must consummate a business combination and allow the Company, without another shareholder vote, to further extend the date by which the Company must consummate a business combination without requiring the Company to make any deposit into the Trust Account (the “New Extension”, and such proposal to approve the New Extension, the “Extension Amendment Proposal”), (ii) permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the date by which the Company must consummate a Business Combination (the “Liquidation Amendment Proposal”), (iii) re-elect Walter Skowronski and Harry L. You as Class I directors to serve for a term of three years or until their respective successors are duly elected or appointed and qualified, and (iv) allow the Company to adjourn the extraordinary general meeting to a later date or dates, or indefinitely, if necessary or convenient, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the Extension Amendment Proposal and Liquidation Amendment Proposal or if we determine that additional time is necessary to effectuate the New Extension.

Going Concern Consideration

As of September 30, 2023, the Company had no cash held outside of the Trust Account and working capital deficit of $1,228,446. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed above. As of September 30, 2023, the Company had $400,000 outstanding under the Convertible Note. On October 25, 2023, the New Sponsor contributed another $100,000, for an aggregate outstanding amount of $500,000 under the Convertible Note, into the Trust Account.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC Topic 210-40, “Presentation of Financial Statements – Going Concern,” the Company’s management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period (August 25, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SEPTEMBER 30, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (see Note 3) and the recurring valuation of the Private Placement Warrants required management to exercise significant judgment in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Cash and Investments Held in Trust Account

Until June 27, 2023, when the Company moved its trust account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, the Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income earned from cash and investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of September 30, 2023 and December 31, 2022, the carrying value of Public Shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Public Shares subject to possible redemption as of December 31, 2022	$152,348,535
Plus:
Remeasurement of carrying value to redemption value	1,721,897
Public Shares subject to possible redemption - March 31, 2023	154,070,432
Plus:
Waiver of Public Shares issuance costs	5,349,375
Increase in redemption value of Public Shares subject to redemption due to extension	100,000
Less:
Redemption of Public Shares	(94,696,372)
Remeasurement of carrying value to redemption value	(3,542,358)
Public Shares subject to possible redemption - June 30, 2023	61,281,077
Plus:
Increase in redemption value of Public Shares subject to redemption due to extension	300,000
Remeasurement of carrying value to redemption value	759,910
Public Shares subject to possible redemption - September 30, 2023	$62,340,987

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Modified Black-Scholes option pricing model (see Note 9).

Convertible Note Payable – Related parties

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million (see Note 5). Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of September 30, 2023, the Company had $400,000 outstanding under the Convertible Note. On October 25, 2023, the Company borrowed another $100,000, for an aggregate outstanding amount of $500,000 under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s condensed statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2023, the fair value of the embedded conversion option had a de minimis value.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs allocated to the Public Shares were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30,
	2023		2022
		Class B and non-		Class B and non-
	Public Shares	redeemable Class A	Public Shares	redeemable Class A
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$386,287	$246,432	$263,756	$65,939

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,878,201	3,750,000	15,000,000	3,750,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.02	$0.02

	For the nine months ended September 30,
	2023		2022
		Class B and non-		Class B and non-
	Public Shares	redeemable Class A	Public Shares	redeemable Class A
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,036,047	$656,774	$4,810,722	$1,202,680

Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,625,269	3,750,000	15,000,000	3,750,000
Basic and diluted net income per ordinary share	$0.18	$0.18	$0.32	$0.32

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 5. RELATED PARTIES TRANSACTIONS

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Previous Sponsor a total of $10,000 per month for administrative, financial and support services. The Company accrued $70,000 in connection with such agreement and upon closing of the Transfer Transaction on June 26, 2023, the Previous Sponsor forgave the balance owed upon consummation of the Transfer Transaction. The forgiveness amount is recorded as additional paid in capital in the accompanying condensed balance sheets.

On July 25, 2023, the Company entered into a new administrative support agreement with the New Sponsor, pursuant to which the Company agreed to pay the New Sponsor or an affiliate of the New Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees.

The Company incurred $30,000 and $90,000 in connection to such agreements for each of the three and nine months ended September 30, 2023 and 2022, respectively.  As of September 30, 2023 and December 31, 2022, the Company had $30,000 and $10,000 in accounts payable and accrued expenses to related parties owed to the New and the Previous Sponsor, respectively, in the accompanying condensed balance sheets related to these agreements.

Related parties Loans and Advances

Advances

As of December 31, 2022, the Company had advanced an aggregate of $2,058 to the Previous Sponsor. In April 2023, the Previous Sponsor advanced $50,000 to the Company for working capital needs. In June 2023, the Company repaid the remaining balance off $9,114 to the Previous Sponsor and the Previous Sponsor forgave $38,828 in remaining net owed to it. The forgiveness amount is recorded as additional paid in capital in the accompanying condensed balance sheet.

During the nine months ended September 30, 2023, the New Sponsor advanced an aggregate of $445,689 to the Company for working capital needs.  Subsequent to September 30, 2023, the New Sponsor advanced an additional of $[  ] to the Company.

Convertible Promissory Note

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of September 30, 2023, the Company had $400,000 outstanding under the Convertible Note. On October 25, 2023, the New Sponsor contributed another $100,000, for an aggregate outstanding amount of $500,000 under the Convertible Note, into the Trust Account.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2023, the fair value of the embedded conversion option had a de minimis value.

On October 25, 2023, the New Sponsor contributed another $100,000, for an aggregate outstanding amount of $500,000 under the Convertible Note, into the Trust Account.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Convertible Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Convertible Note) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities piggyback will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Effective as of June 12, 2023, the underwriter of the Initial Public Offering resigned and withdrew from its role in any Business Combination and waived its entitlement to the Deferred Fee in the amount of $5,625,000. The Company recognized $5,349,375 of the Deferred Fee waiver as a reduction to the carrying value of Public Shares subject to redemption with the remaining balance of $275,625 recognized as a gain from extinguishment of liability allocated to warrant liabilities in the condensed statements of operations, which represents the original amount expensed in the Company’s Initial Public Offering.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. As of December 31, 2022, there were 15,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the condensed balance sheets (see Note 2). On June 22, 2023, 9,121,799 Public Shares were redeemed. On June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one for one basis into non-redeemable Class A ordinary shares. As of September 30, 2023, there were a total of 9,628,200 Class A ordinary shares issued and outstanding, of which 5,878,201 shares were subject to possible redemption and were classified outside of permanent equity in the condensed balance sheets and 3,749,999 shares were non-redeemable and classified in shareholders’ deficit.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. On June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one for one basis into Class A ordinary shares, leaving one Class B ordinary share outstanding. As of September 30, 2023 and December 31, 2022, there were 1 and 3,750,000 Class B ordinary shares issued and outstanding, respectively.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 9. FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2023

	Quoted Prices in Active	Significant Other Observable	Significant Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Public Warrants	$—	$600,000	$—
Warrant liability – Private Placement Warrants	$—	$—	$387,000

December 31, 2022

	Quoted Prices in Active	Significant Other Observable	Significant Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market instruments	$152,348,309	$—	$—
Liabilities:
Warrant liability – Public Warrants	$200,000	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$129,000

(1)As of December 31, 2022, the cost basis of the money market instruments held in Trust Account was $151,739,777 and as of September 30, 2023, all investments held in Trust Account reside in demand deposit account.

The Company initially utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. The quoted price of the Public Warrants was $0.12 and $0.04 per warrant as of September 30, 2023 and December 31, 2022, respectively.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement after the Public Warrants were separately listed and traded in August 2021. As of September 30, 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The following table provides the significant inputs to the Modified Black-Scholes method for the fair value of the Private Placement Warrants:

	As of September 30,	As of December 31,
	2023	2022
Stock price	$11.50	$10.04
Exercise price	$10.64	$11.50
Expected term (in years)	5.74	5.48
Volatility	5.2%	0.5%
Risk-free rate	4.5%	3.98%
Fair value of warrants	$0.12	0.04

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Balance as of December 31, 2022 - Level 3	$129,000
Change in fair value of derivative warrant liabilities - Private Warrants	225,750
Balance as of March 31, 2023 - Level 3	354,750
Change in fair value of derivative warrant liabilities - Private Warrants	129,000
Balance as of June 30, 2023 - Level 3	483,750
Change in fair value of derivative warrant liabilities - Private Warrants	(96,750)
Balance as of September 30, 2023 - Level 3	$387,000

The Company recognized gain (loss) in connection with changes in the fair value of warrant liabilities of $246,750 and $(658,000) within change in fair value of derivative warrant liabilities in the Company’s condensed statements of operations for the three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2022, the Company recognized gains in connection with changes in the fair value of warrant liabilities of $0 and $6,036,500 within change in fair value of derivative warrant liabilities in the Company’s condensed statements of operations, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed financial statements, except as noted below.

On October 25, 2023, the New Sponsor contributed another $100,000, for an aggregate outstanding amount of $500,000 under the Convertible Note, into the Trust Account.

Subsequent to September 30, 2023, the New Sponsor advanced an additional of $[  ] to the Company.

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

Overview

We are a blank check company incorporated on February 5, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses, which we refer to throughout this Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants (the “Private Placement Warrants”), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Recent Developments

We received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) on March 21, 2023 indicating that we were not in compliance with Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). We submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule on June 26, 2023. Nasdaq approved the plan and granted us an extension until September 17, 2023 to demonstrate compliance with the Minimum Public Holders Rule (the “Compliance Period”). On September 20, 2023, we received written notice (the “Delisting Letter”) from Nasdaq stating that the we have not regained compliance with the Minimum Public Holders Rule within the Compliance Period. We submitted an appeal to Nasdaq’s delisting determination by requesting a hearing before a Hearings Panel (the “Panel”) on September 27, 2023, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Such request automatically stayed the suspension of our securities pending the Panel’s decision. On November 8, 2023, we received written notice from Nasdaq that we are in compliance with all applicable continued listing standards.

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

On June 22, 2023, our shareholders approved an amendment of our Amended and Restated Memorandum and Articles of Association to extend (the “Extension”) the date by which we have to consummate a Business Combination up to twelve (12) times for an additional one (1) month each time from June 25, 2023 up to June 25, 2024, only if the Previous Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, an amount equal to the lesser of (x) $100,000 or (y) $0.04 per Public Share multiplied by the number of Public Shares that were not redeemed in connection with the shareholder vote to approve the Extension, for each month of the Extension Period elected by the Company’s board of directors.

Since June 25, 2023, our board of directors has elected to extend our liquidation date five times to November 25, 2023 (the “Combination Period”). Accordingly, we have drawn down from the Convertible Note and deposited $100,000 into the trust account (the “Trust Account”) for each of the Extensions, for an aggregate of $500,000.

On November 1, 2023, we filed a preliminary proxy statement with the SEC seeking shareholder approval to (i) extend the date by which we must consummate a business combination and allow us, without another shareholder vote, to further extend the date by which we must consummate a business combination without requiring us to make any deposit into the Trust Account (the “New Extension”, and such proposal to approve the New Extension, the “Extension Amendment Proposal”), (ii) permit the Board, in its sole discretion, to elect to wind up our operations on an earlier date than the date by which we must consummate a Business Combination (the “Liquidation Amendment Proposal”), (iii) re-elect Walter Skowronski and Harry L. You as Class I directors to serve for a term of three years or until their respective successors are duly elected or appointed and qualified, and (iv) allow us to adjourn the extraordinary general meeting to a later date or dates, or indefinitely, if necessary or convenient, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the Extension Amendment Proposal and Liquidation Amendment Proposal or if we determine that additional time is necessary to effectuate the New Extension.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the initial public offering described below and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of investment income on cash, cash equivalents and investments held after our initial public offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $632,719, which resulted from interest income earned from cash and investments held in the trust account in the amount of $759,910, and change in fair value of warrant liabilities of $246,750, and partially offset by general and administrative expenses of $373,941.

For the nine months ended September 30, 2023, we had net income of $2,692,821, which resulted from interest income earned from cash and investments held in the trust account in the amount of $4,288,824, and a gain from extinguishment of deferred underwriting fees allocated to warrant liabilities of $275,625, partially offset by a loss on the change in fair value of warrant liabilities of $658,000 and general and administrative expenses of $839,687.

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

Going Concern Consideration

For the nine months ended September 30, 2023, net cash used in operating activities was $273,922, which was due to non-cash adjustments to net income related to a gain on investments held in the trust account of $4,288,824, and a gain from extinguishment of deferred underwriting fees allocated to warrant liabilities of $275,625, partially offset by net income of $2,692,821 and changes in operating assets and liabilities of $939,705, the non-cash adjustments to net income related to change in fair value of warrant liabilities of $658,000.

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

As of September 30, 2023, the Company had no cash held outside of the trust account and a working capital deficit of $1,228,446. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, we issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed above. As of September 30, 2023, we had $400,000 outstanding under the Convertible Note. On October 25, 2023, our New Sponsor contributed another $100,000, for an aggregate outstanding amount of $500,000 under the Convertible Note, into the trust account.

In connection with the management’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 210-40, “Presentation of Financial Statements – Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial business combination. We plan to address this uncertainty through a consummating a business combination. There is no assurance that our plans to consummate a business combination will be successful or successful within the Combination Period (August 25, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Promissory Note – Related Parties

In connection with the Contribution and advances our New Sponsor may make in the future to us for working capital expenses, on June 22, 2023, we issued a Convertible Note to our New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial business combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of our New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of September 30, 2023, we had $400,000 outstanding under the Convertible Note. On October 25, 2023, our New Sponsor contributed another $100,000, for an aggregate outstanding amount of $500,000 under the Convertible Note, into the Trust Account.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and September 30, 2023, the fair value of the embedded conversion option had a de minimis value.

On October 25, 2023, our New Sponsor contributed another $100,000, for an aggregate outstanding amount of $500,000 under the Convertible Note, into the Trust Account.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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
10.1

Administrative Services Agreement, dated July 25, 2023, between Coliseum Acquisition Corp. and Berto, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2023)

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

Coliseum Acquisition Corp.

Date: November 14, 2023	By:	/s/ Charles Wert
Name: Charles Wert
Title: Chief Executive Officer

Date: November 14, 2023	By:	/s/ Oanh Truong
Name: Oanh Truong
Title: Chief Financial Officer