Form 10-K
period 2023-12-31
Coliseum Acquisition Corp.
filed 2024-04-05
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, computed by reference to the closing price for the Class A ordinary shares on such date as reported on The Nasdaq Capital Market, was $61,368,481.

As of April 5, 2024, there were 6,626,360 of the registrant’s Class A ordinary shares, par value $0.001 per share, and one of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

CERTAIN TERMS

References to the “Company,” “Coliseum,” “our,” “us” or “we” refer to Coliseum Acquisition Corp., a blank check company incorporated in the Cayman Islands on February 5, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K (this “Report”) as our initial “Business Combination.” References to our “Previous Sponsor” refer to Coliseum Acquisition Sponsor LLC, a Cayman Islands exempted company. References to our “New Sponsor” refer to Berto LLC, a Delaware limited liability company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” or “IPO” refer to our initial public offering, which closed on June 25, 2021. References to “Public Shares” are to our Class A ordinary shares sold as part of the Units in our Initial Public Offering. References to “Public Shareholders” are to the holders of our Public Shares.

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

Risk Factors Summary

●	Our Public Shareholders may not be afforded an opportunity to vote on our initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial Business Combination, our Initial Shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.
●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.
●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	If we seek shareholder approval of our initial Business Combination, our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares.
●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	Because of our limited resources and the significant competition for Business Combination opportunities, attractive targets may become scarcer and there may be more competition, making it more costly and more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.
●	If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our New Sponsor or management team to fund our search and to complete our initial Business Combination.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The Articles contravene Nasdaq rules, and as a result, could lead Nasdaq to suspend trading in the Company’s securities or lead the Company to be delisted from Nasdaq.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.
●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
●	The Company’s ability to complete an initial Business Combination with a U.S. target company may be impacted if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.
●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

PART I

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

On June 25, 2021, we consummated the Initial Public Offering of 15,000,000 units, each unit (the “Units”) consisting of one Class A ordinary share, par value $0.001 per share (the “Public Shares”) and one-third of one warrant exercisable for Class A ordinary shares (the “Public Warrants”). Following the closing of the Initial Public Offering, an amount of $150,000,000 ($10.00 per Unit sold in the Initial Public Offering) from the net proceeds of the sale of the Units in the Initial Public Offering and the concurrent sale of the Company’s warrants in a private placement to the Previous Sponsor (the “Private Placement Warrants”) was placed in a trust account (the “Trust Account”) pursuant to the Investment Management Trust Agreement dated June 22, 2021 between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”). The Company initially had 24 months from the closing of the IPO (or until June 25, 2023) to complete a Business Combination. Prior to the Initial Public Offering, the Previous Sponsor purchased an aggregate of 4,312,500 Class B ordinary shares, par value $0.001 per share (the “Class B ordinary shares” or “Founder Shares”, which term includes the Class A ordinary shares issued or issuable upon exercise of the Class B ordinary shares) for an aggregate purchase price of $25,000, or approximately $0.006 per share.

On June 15, 2023, the Company, the Previous Sponsor and the New Sponsor entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of 2,625,000 Founder Shares and 2,257,500 Private Placement Warrants held by the Previous Sponsor for an aggregate purchase price of $1.00 plus the New Sponsor’s agreement to fund monthly Contributions in connection with the First Extension (each as defined below). Such transaction (the “Transfer Transaction”) was consummated on June 26, 2023. In connection with the Transfer Transaction, the Initial Public Offering underwriter waived its deferred underwriting fees. Also in connection with the Transfer Transaction, we appointed Charles Wert to serve as our Chief Executive Officer and as a member of our board of directors and Oanh Truong to serve as our Chief Financial Officer, Harry You to serve as our chairman, and Roland Rapp, Kenneth Rivers and Walter Skowronski to serve on our board of directors.

On June 21, 2023 we entered into Amendment No. 1 to the Trust Agreement with Continental Stock Transfer & Trust Company, as trustee (the “Trustee”), which amended the Trust Agreement to provide that the Trustee may, at the direction of the Company (i) hold the funds in the Trust Account uninvested, (ii) hold the funds in the Trust Account in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the funds in the Trust Account in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations. The Trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a Business Combination or distribution upon redemption of our Public Shares.

On June 22, 2023, the shareholders approved amendments to our Amended and Restated Memorandum and Articles of Association (the “Articles”), to, among other things, extend (the “First Extension”) the date by which we have to consummate a Business Combination up to twelve (12) times for an additional one (1) month each time (each, an “Extension Period”), only if the Previous Sponsor or its designee would deposit (the “Contribution”) into the Trust Account as a loan, an amount equal to $100,000  for each Extension Period elected by our board of directors.   In connection with the Transfer Transaction, the New Sponsor assumed the obligation to make Contributions in connection with each monthly Extension Period elected by the board of directors. In order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued a convertible note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 (the “Convertible Note”). Following the approval of the First Extension, our board of directors elected five Extension Periods and our New Sponsor made an aggregate of $500,000 Contributions which were deposited into the Trust Account. In connection with the First Extension, shareholders redeemed an aggregate of 9,121,799 Public Shares and following such redemptions we had $55,303,628 held in the Trust Account.

On June 27, 2023, the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

On November 27, 2023, our shareholders approved, among other things, a further amendment to the Articles to remove the monthly Extension Periods and Contribution payments structure and instead extend (the “Second Extension”) the liquidation date for a period of seven months, to June 25, 2024, which date may be further extended without another shareholder vote, by resolution of the board of directors, for an additional three months, until up to September 25, 2024 (the “Combination Period”). In connection with the Second Extension, shareholders redeemed an aggregate of 3,001,840 Public Shares and following such redemptions we had $30,789,361 held in Trust Account.

As of December 31, 2023, we had aggregate funds held in the Trust Account of $30,969,758. We have until June 25, 2024 to complete our initial Business Combination, which we may extend to September 25, 2024, without a further shareholder vote. However, Nasdaq rules require that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, which, in the case of the Company, would be June 22, 2024. Accordingly, extending our liquidation date from June 25, 2024 to September 25, 2024 would contravene Nasdaq rules. For more information, see “Risk Factors – The Articles contravene Nasdaq rules, and as a result, could lead Nasdaq to suspend trading in the Company’s securities or lead the Company to be delisted from Nasdaq.”

Sourcing of Potential Initial Business Combination Targets

Although we may pursue acquisitions in any sector or industry, we will focus our search for opportunities to create value in the sectors where we can capitalize on the expertise of our management team and advisors. As described in our Initial Public Offering prospectus dated June 22, 2021, prior to the Transfer Transaction we initially focused our search on consumer product, service and media companies at the intersection of sports, entertainment, digital media and/or technology in order to leverage our previous management team’s competitive advantage in those sectors. However, we may pursue acquisitions in any sector or industry and our new management team following the Transfer Transaction intends to pursue acquisitions across a broader range of sectors and industries.

Our management team and advisors have developed a broad network of contacts and corporate relationships. We believe that the network of contacts and relationships of our management team and our New Sponsor provides us with an important source of business combination opportunities. Historically, the management team has primarily sourced proprietary deals that have come through personal network relationships as the management team and advisors have strong contacts within top global family offices, corporate executives, and celebrities across business, sports, and entertainment. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, management consulting practices, accounting firms, and large business enterprises.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our New Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our New Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a target that is affiliated with our New Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

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

Harry L. You, our chairman, directly and indirectly owns Founder Shares and Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. In particular, because the Previous Sponsor purchased the Founder Shares at a purchase price of approximately $0.006 per share and the New Sponsor purchased 2,625,000 Founder Shares and 2,257,500 Private Placement Warrants for an aggregate purchase price of $1.00 plus the New Sponsor’s agreement to fund monthly Contributions in connection with the First Extension, Mr. You could make a substantial profit after our initial Business Combination even if our Public Shareholders lose money on their investment as a result of a decrease in the post-Business Combination value of the Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the Business Combination). Further, all of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including dMY Squared Technology Group, Inc. (“dMY Squared”), pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary or contractual obligations. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Additionally, certain of our directors and officers are now, and our New Sponsor, directors and officers may in the future become affiliated with entities that are engaged in a similar business. For more information, see the section entitled “Management — Conflicts of Interest.”

Initial Business Combination

Nasdaq listing rules require that our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting fees and taxes payable on the income earned on the Trust Account) and that a majority of our independent directors approve such initial Business Combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

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

Status as a Public Company

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

Financial Position

As of December 31, 2023, the Company had no cash held outside of the Trust Account and working capital deficit of $2,240,901. As of December 31, 2023, the Company had an aggregate amount of $30,969,758 held in Trust Account available for a Business Combination (assuming no redemptions and before fees and expenses associated with our initial Business Combination). Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. However, there can be no assurance that third-party financing will be available to us on attractive terms or at all.

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

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders may not have the ability to approve our initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our New Sponsor, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants or a combination thereof, in privately-negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of securities such persons may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

In the event that our New Sponsor, directors, officers, advisors, or any of their respective affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions prior to completion of our initial Business Combination. It is intended that, if Rule 10b-18 would apply to purchases by our New Sponsor, directors, officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such transaction could be to (1) increase the likelihood of obtaining shareholder approval of our initial Business Combination, (2) reduce the number of Public Warrants outstanding or vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our New Sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our New Sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our New Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. Our New Sponsor, officers, directors, advisors or their affiliates will only purchase Public Shares and Public Warrants if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Additionally, in the event our New Sponsor, directors, officers, advisors or their affiliates were to purchase Public Shares from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our New Sponsor, directors, officers, advisors or any of their affiliates may purchase Public Shares from Public Shareholders outside the redemption process, along with the purpose of such purchases;
●	if our New Sponsor, directors, officers, advisors or any of their affiliates were to purchase Public Shares from Public Shareholders outside the redemption process, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of the Public Shares purchased by our New Sponsor, directors, officers, advisors or any of their affiliates from Public Shareholders outside the redemption process would not be voted in favor of approving the business combination transaction;

●	our New Sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
o	the amount of Public Shares purchased outside of the redemption offer by our New Sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;
o	the purpose of the purchases by our New Sponsor, directors, executive officers, advisors or any of their affiliates;
o	the impact, if any, of the purchases by our New Sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the Business Combination transaction will be approved and consummated;
o	the identities of our security holders who sold such Public Shares to our New Sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold such Public Shares to our New Sponsor, directors, executive officers, advisors or any of their affiliates; and
o	the number of Public Shares for which we have received redemption requests pursuant to our redemption offer.

Redemption rights for Public Shareholders upon completion of our initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, (including interest earned on funds in the Trust Account not previously released to the Company to pay its taxes, net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. At the completion of our initial Business Combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the Trust Account, as of December 31, 2023, was $10.77 per Public Share. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. The Previous Sponsor, New Sponsor, Harry L. You and the Company’s officers and the other holders of Founder Shares immediately prior to the Initial Public Offering (the “Initial Shareholders”), directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our Articles would typically require shareholder approval.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our Articles:

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

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our New Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares, which number will be based on any net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to Public Shareholders at least 20 calendar days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our Initial Shareholders and New Sponsor have agreed (and their permitted transferees will agree) to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. Our directors and officers also have agreed to vote in favor of our initial Business Combination with respect to Public Shares acquired by them, if any. Our Initial Shareholders and their permitted transferees currently own 56.6% of our issued and outstanding ordinary shares entitled to vote thereon. Each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our Initial Shareholders, New Sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a business combination.

Redemptions of our Public Shares may also be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial Business Combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on redemption upon completion of our initial Business Combination if we seek shareholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), are not permitted to redeem more than fifteen percent (15%) of the total Public Shares sold in our Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our New Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our New Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a certain amount of cash at the closing of our initial Business Combination. However, our Articles do not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC System, rather than simply voting against the initial Business Combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to Public Shareholders at least 20 calendar days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

Redemption of Public Shares and liquidation if no initial Business Combination

The Company initially had 24 months from the closing of the Initial Public Offering (or June 25, 2023) to complete a Business Combination, which was later extended as discussed below. On June 22, 2023, the Company held an extraordinary general meeting (the “June Meeting”). At the June Meeting, shareholders voted on and approved three proposals (i) an amendment of the Articles to extend the date by which the Company had to consummate a Business Combination up to twelve (12) times for an additional one (1) month each time, only if the Previous Sponsor or its designee would make Contributions into the Trust Account, as a loan, an amount equal to $100,000  for each monthly Extension Period elected by the Company’s board of directors, (ii) an amendment to the Articles to remove the net tangible asset requirement from the Articles in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the SEC, and (iii) an amendment to the Articles to provide for the right of a holder of the Class B ordinary shares to convert into Public Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

In connection with the Transfer Transaction, the New Sponsor assumed the obligation to make Contributions in connection with each monthly Extension Period elected by the board of directors. Following the approval of the First Extension, our board of directors elected five Extension Periods and our New Sponsor made an aggregate of $500,000 Contributions which were deposited into the Trust Account.

On November 27, 2023, the Company held an extraordinary general meeting in lieu of annual general meeting of the Company (the “November Meeting”). At the November Meeting, shareholders voted on and approved three proposals: (i) an amendment to the Articles to extend the date by which the Company had to consummate an initial Business Combination to June 25, 2024, and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend such period for an additional three months, until up to September 25, 2024, without requiring the New Sponsor to make any Contributions into the Trust Account, (ii) an amendment to the Articles to permit the board of directors, in its sole discretion, to elect to wind up the Company’s operations prior to the end of the Combination Period, as determined by the board of directors and included in a public announcement, and (iii) the re-election of Walter Skowronski and Harry L. You as Class I directors to serve for a term of three years or until their respective successors are duly elected or appointed and qualified.

In connection with the shareholder approval of the First Extension on June 22, 2023 and the Second Extension on November 27, 2023, an aggregate of 9,121,799 and 3,001,840 Public Shares were redeemed for an aggregate amount of $94,696,372 and $32,132,524, respectively. As of December 31, 2023, the Company had 2,876,361 Public Shares outstanding and an aggregate amount of $30,969,758 held in the Trust Account.

In connection with the November Meeting, the Company and an affiliate of the New Sponsor, Harry L. You, entered into non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of the Company’s existing shareholders and other unaffiliated investors (collectively, the “Non-Redeeming Shareholders”), pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of the Company’s initial Business Combination (i) an aggregate of 455,228 Founder Shares in consideration of the extension to June 25, 2024, and (ii) if applicable, an aggregate of 151,743 Founder Shares in consideration for the further extension to September 25, 2024 (collectively, the “Forfeited Shares”), and the Company agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of the Company in an amount equal to the Forfeited Shares.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants.

Our Initial Shareholders and New Sponsor have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the Combination Period. However, if our Initial Shareholders or New Sponsor or their affiliates acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Initial Shareholders, New Sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

We expect to use the amounts held outside the Trust Account ($0 as of December 31, 2023) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial Business Combination prior to the end of the Combination Period, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the Trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.77, which is the estimated per share amount available in the Trust Account as of December 31, 2023. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Previous Sponsor agreed that it will indemnify us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then neither our Previous Sponsor nor our New Sponsor will be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Previous Sponsor or our New Sponsor has sufficient funds to satisfy any such claims and believe that our Previous Sponsor’s and New Sponsor’s only assets are securities of our company and, therefore, our New Sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Previous Sponsor or New Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Previous Sponsor or New Sponsor to enforce its indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to seek indemnification from our Previous Sponsor or New Sponsor in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our Previous Sponsor or New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Previous Sponsor and New Sponsor will also not be liable as to any claims under our indemnity of our underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the Trust Account ($0 as of December 31, 2023) to pay any such potential claims but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to certain limitations; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants.

Amended and Restated Memorandum and Articles of Association

Our Articles contain certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our initial Business Combination. Our Articles contain a provision which provides that, if we seek to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, we will provide Public Shareholders with the opportunity to redeem their Public Shares in connection with any such amendment. Specifically, our Articles provide, among other things, that: prior to the consummation of our initial Business Combination, we shall either (1) seek shareholder approval of our initial Business Combination at a meeting called for such purpose at which Public Shareholders may seek to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our initial Business Combination, including interest (which interest shall be net of taxes payable), or (2) provide our Public Shareholders with the opportunity to tender their Public Shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our initial Business Combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein:

●	if we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the company;
●	if our initial Business Combination is not consummated within the Combination Period, then our existence will terminate and we will distribute all amounts in the Trust Account; and
●	prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial Business Combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial Business Combination, our Articles provide that we may consummate our initial Business Combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Additionally, our Articles provide that, prior to our initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and that holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. These provisions of our Articles may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial Business Combination, except as required by law, holders of our Founder Shares and holders of our Public Shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, the funds available in the Trust Account have been greatly reduced by redemptions in connection with the First Extension and Second Extension and we currently have approximately $30.97 million in the Trust Account. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Conflicts of Interest

Our management team, in their capacities as directors, officers or employees of our New Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our New Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, see the section entitled “Management — Conflicts of Interest.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. See “Risk Factors — Certain of our directors and officers are now, and our New Sponsor, directors and officers may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and Public Warrants under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our Public Shareholders may not be afforded an opportunity to vote on our initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the Previous Sponsor and New Sponsor will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if a majority of our Public Shareholders do not approve of the Business Combination we complete.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our Initial Shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Our Initial Shareholders own 56.6% of our outstanding ordinary shares. Our Initial Shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our Articles provide that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our Initial Shareholders’ Founder Shares, we would not need any outstanding Public Shares be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Initial Shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the Combination Period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including war, terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as the COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a Business Combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

We may not be able to complete our initial Business Combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within the Combination Period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial Business Combination within such time period, we will:  (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, on a pro rata basis, in cash as a per-share amount, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” we have until June 25, 2024 (or up to September 25, 2024, if extended) to consummate a Business Combination. Although we intend to complete a Business Combination within the Combination Period, there can be no assurance that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Accordingly, the Company’s management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

If we seek shareholder approval of our initial Business Combination, our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Previous Sponsor, New Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. There is no limit on the number of Public Shares or Public Warrants our Previous Sponsor, New Sponsor, directors, executive officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Previous Sponsor, New Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such transaction could be to (1) increase the likelihood of obtaining shareholder approval of our initial Business Combination, (2) reduce the number of Public Warrants outstanding or vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met.  We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Permitted purchases and other transactions with respect to our securities” for a description of how our Previous Sponsor, New Sponsor, directors, executive officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

In the event our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the registration statement on Form S-4 or F-4, as applicable, and the proxy statement filed in connection with our initial Business Combination would disclose the possibility that our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates will purchase Public Shares from Public Shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders outside the redemption process, they would do so at a price no higher than the price offered through the redemption process;
●	the registration statement on Form S-4 or F-4, as applicable, and the proxy statement filed in connection with our initial Business Combination would include a representation that any of the Public Shares purchased by our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates from Public Shareholders outside the redemption process would not be voted in favor of approving our initial Business Combination;
●	our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates would not possess any redemption rights with respect to the Public Shares or, if they possess such redemption rights, they would waive such rights; and
●	we will disclose in the Form 8-K to be filed prior to the holding of our shareholder meeting to approve the initial Business Combination the following material items:
o	the number of the Public Shares purchased by our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates from Public Shareholders outside the redemption process, along with the purchase price for such Public Shares;
o	the purpose of the purchases of such Public Shares by our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates;
o	the impact, if any, of the purchases of such Public Shares by our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates on the likelihood that the initial Business Combination will be approved and consummated;
o	the identity of the selling shareholders who sold such Public Shares to our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates (if not purchased on the open market) or the nature of the selling shareholders (e.g., 5% security holders) who sold such Public Shares to our Previous Sponsor, New Sponsor, directors, executive officers, advisors and their affiliates; and
o	the number of Public Shares for which we have received redemption requests pursuant to our redemption offer.

Our New Sponsor may decide not to extend the term we have to consummate our initial Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We currently have until June 25, 2024 to complete our initial Business Combination, which may be extended to September 25, 2024 at the discretion of the board of directors and without a further shareholder vote. The board of directors may not elect to extend the Combination Period to September 25, 2024. If we are unable to consummate our initial Business Combination within the applicable time period, we will:  (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants if we fail to complete our initial Business Combination within the Combination Period.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable.  In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial Business Combination is to be held.  In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included.  In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances.  Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of:  (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within the Combination Period, subject to applicable law and as further described herein.  In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account.  Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our Articles and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants.  Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering, the sale of the Private Placement Warrants and the Contributions are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws.  However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.  Accordingly, investors will not be afforded the benefits or protections of those rules.  Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419.  Moreover, if our Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

Because of our limited resources and the significant competition for Business Combination opportunities, attractive targets may become scarcer and there may be more competition, making it more costly and more difficult for us to complete our initial Business Combination.  If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire.  Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.  Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering, the sale of the Private Placement Warrants and the Contributions, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.  Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer.  Target companies will be aware that this may reduce the resources available to us for our initial Business Combination.  Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination.  If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. There will be no redemption rights or liquidating distributions with respect to our warrants.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially.  Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration.  As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.  In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms.  Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination.  This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our New Sponsor or management team to fund our search and to complete our initial Business Combination.

As of December 31, 2023, we had no cash held outside of the Trust Account and working capital deficit of $2,240,901. If the New Sponsor or management team loans us funds outside of the Trust Account, we could use a portion of those funds to us to pay fees to consultants to assist us with our search for a target business.  We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so.  If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023. If we are required to seek additional capital for consummating an initial Business Combination, we would need to borrow funds from our New Sponsor, management team or other third parties to operate or may be forced to liquidate.  Neither our New Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances.  Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.  Up to $1,500,000 of such working capital loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender.  The warrants would be identical to the Private Placement Warrants.  Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our New Sponsor or an affiliate of our New Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.  If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.  Consequently, our Public Shareholders may only receive an estimated $10.77 per share, or possibly less, on our redemption of our Public Shares. There will be no redemption rights or liquidating distributions with respect to our warrants.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence we conduct on a target business will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, the combined company may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the combined company’s liquidity, the fact that such company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the combined company to violate net worth or other covenants to which it may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us.  Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account.  If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances.  The underwriter of our Initial Public Offering as well as our registered independent public accounting firm did not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.  Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may brought against us within the 10 years following redemption.  Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which was filed in connection with our Initial Public Offering, our Previous Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case, net of the amount of interest earned on the property in the Trust Account which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account. However, we have not asked our New Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our New Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our New Sponsor’s only assets are securities of our company.  Therefore, we cannot assure you that our New Sponsor would be able to satisfy those obligations.  As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares.  None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our New Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case, net of the amount of interest earned on the property in the Trust Account which may be withdrawn to pay taxes, and our New Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our New Sponsor to enforce its indemnification obligations.  While we currently expect that our independent directors would take legal action on our behalf against our New Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance.  If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law.  However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever.  Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination.  Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty.  These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders.  Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,300 and to imprisonment for five years in the Cayman Islands.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region.  While we may pursue an initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience.  Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors.  Our Articles prohibit us from effectuating a Business Combination with another blank check company or similar company with nominal operations.  Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects.  To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine.  For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity.  Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence.  Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.  We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target.  Accordingly, any shareholders who choose to remain shareholders following the initial Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial Business Combination contained an actionable material misstatement or material omission.

We may seek Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company.  Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors.  We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate.  In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation.  As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors.  Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares.  Such shareholders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view.  If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community.  Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.  Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.  If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable.  Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control.  Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.  If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders. There will be no redemption rights or liquidating distributions with respect to our warrants.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information.  Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected.  Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.  Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities.  Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel.  These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination.  Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination.  Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement.  The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination.  We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account.  As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account.  Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants and the Contributions, which will cause us to be solely dependent on a single business which may have a limited number of products or services.  This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2023, we had $30,969,758 in investments held in Trust Account that we may use to complete our initial Business Combination.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time.  However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis.  By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments.  Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.  Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination.  With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.  If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate our initial Business Combination with a privately held company.  Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;

●	longer payment cycles;
●	tax issues, including, but not limited to, rules regarding controlled foreign corporations or passive foreign investment companies, tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks.  If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We do not have a specified maximum redemption threshold.  The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders or warrant holders do not agree.

Our Articles do not provide a specified maximum redemption threshold. The definitive agreement for our initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions, but it may not impose such requirements.  As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Previous Sponsor, New Sponsor, officers, directors, advisors or any of their affiliates.  In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares in connection with such initial Business Combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements.  We cannot assure you that we will not seek to amend our Articles, other governing instruments, or certain agreements related to our Initial Public Offering in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support, and such amendments may be done without shareholder approval.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements.  For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities.  Amending our Articles requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, and amending our Warrant Agreement  (as defined below) requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the Warrant Agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our Articles requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.   To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the offering, we would register, or seek an exemption from registration for, the affected securities.  We cannot assure you that we will not seek to amend our Articles or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the Warrant Agreement and the Trust Agreement, may be amended without shareholder approval.  Such agreements are:  the letter agreement among us and our Previous Sponsor, New Sponsor, officers and directors; the registration rights agreement among us and our Initial Shareholders; the Private Placement Warrants purchase agreement between us and our Previous Sponsor; and the administrative services agreement between us and our New Sponsor.  These agreements contain various provisions that our Public Shareholders might deem to be material.  For example, our letter agreement contains certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our Initial Shareholders, officers and directors.  Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination.  While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement.  Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC.  Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.  For example, amendments to the lock-up provision discussed above may result in our Initial Shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Certain provisions of our Articles that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Articles and the Trust Agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s Public Shares. Our Articles provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of this offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the Trust Agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our Initial Shareholders, who collectively beneficially own 56.6% of our ordinary shares, may participate in any vote to amend Articles and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our Articles.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants.  As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such initial Business Combination.  We cannot assure you that such financing will be available on acceptable terms, if at all.  To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.  Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies.  If we are unable to complete our initial Business Combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.  In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business.  The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.  None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our New Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our New Sponsor owns 39.6% of our issued and outstanding ordinary shares.  Accordingly, the New Sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. In addition, our board of directors, whose members were initially elected by our New Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election, and our New Sponsor, because of its ownership of our single Class B ordinary share entitled to elect directors, will have sole discretion over the election of our directors. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our initial Business Combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure.  We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules.  These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”).  These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2023.  Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.  Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.  The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.  The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations, and interpretations and applications of such laws and regulations enacted by national, regional, state and local governments and, potentially, foreign jurisdictions.  In particular, we will be required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications.  Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly.  Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.  In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial Business Combination, and results of operations.

Risks Relating to our New Sponsor, Advisors and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors.  We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination.  In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.  We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.  The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination.  The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel.  The role of our key personnel in the target business, however, cannot presently be ascertained.  Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place.  While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct.  These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination.  The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time.  Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses.  We do not intend to have any full-time employees prior to the completion of our initial Business Combination.  Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.  Our independent directors also serve as officers and board members for other entities, including dMY Squared.  If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Since the completion of our Initial Public Offering and until we consummate our initial Business Combination, we engage in the business of identifying and combining with one or more businesses.  Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, including dMY Squared, which is sponsored by affiliates of our New Sponsor.  Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.  Our Articles provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.  In addition, our New Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination.  Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, including dMY Squared, which are sponsored by affiliates of our New Sponsor.  Our Articles provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.  Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations (including dMY Squared), he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity.  We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In particular, affiliates of our New Sponsor are currently sponsoring one other blank check company:  dMY Squared. dMY Squared raised $60 million in gross proceeds from an initial public offering in October 2022 and focuses on companies within the professional service industry that provide accounting, legal, financial, advisory or other services to public companies or private companies that are in the process of becoming public companies with enterprise valuations in the range of $500 million to $2 billion and has a window in which it may complete its initial business combination that overlaps with the corresponding window we have.  Further, Mr. You, our Chairman, serves as the Chairman and Chief Financial Officer of dMY Squared and Mr. Wert, our Chief Executive Officer and a director, serves as a director for dMY Squared.  Any such companies, including dMY Squared, may present additional conflicts of interest in pursuing an acquisition target.  However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and as we believe there are a number of potential opportunities within the industries and geographies of our primary focus.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers, and Corporate Governance—Directors and Executive Officers” and “Directors, Executive Officers, and Corporate Governance—Conflicts of Interest.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest.  In fact, we may enter into a Business Combination with a target business that is affiliated with our New Sponsor, our directors or executive officers.  Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.  Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination.  Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest.  If this were the case, it might be a breach of their fiduciary duties to us as a matter of Cayman law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.  However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our New Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our New Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our New Sponsor, executive officers, directors or existing holders.  Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers, and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Our New Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. We would pursue a transaction with an affiliated entity if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our New Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our New Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On June 15, 2023, the Company, the Previous Sponsor and the New Sponsor entered into the Purchase Agreement, pursuant to which the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of 2,625,000 Founder Shares held by the Previous Sponsor. Such transaction was consummated on June 26, 2023.  Mr. You, an affiliate of our New Sponsor, has voting and investment discretion with respect to the ordinary shares held by our New Sponsor.  The Founder Shares will be worthless if we do not complete an initial Business Combination and subsequently liquidate and wind up.  In addition, our New Sponsor has purchased an aggregate of 2,257,500 Private Placement Warrants held by the Previous Sponsor, that will also be worthless if we do not complete an initial Business Combination and subsequently liquidate and wind up.  In addition, the New Sponsor has loaned to the Company an aggregate of $1,583,457 as of the date of this 10-K, consisting of $500,000 in Contributions, and $1,083,457 of advances. If we do not complete our initial Business Combination, we will not repay the Contributions or advances from the funds held in the Trust Account, and we would likely not have other available funds outside of the Trust Account to repay the Contributions.  The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.  This risk may become more acute as the end of the Combination Period nears.

Our management may not maintain control of a target business after our initial Business Combination.  We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act.  We will not consider any transaction that does not meet such criteria.  Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination.  For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target.  In this case, we would acquire a 100% interest in the target.  However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction.  In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired.  Accordingly, this may make it more likely that our management will not maintain control of the target business.

The Company’s ability to complete an initial Business Combination with a U.S. target company may be impacted if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.

Certain indirect holders of a minority interest in the Founder Shares are non-U.S. persons. We cannot predict at this time whether the Company would be considered a “foreign person” under the regulations administered by CFIUS due to such potential ties to non-U.S. persons. As such, an initial Business Combination with a U.S. business may be subject to CFIUS jurisdiction, the scope of which includes controlling investments (within the meaning of “control” under the CFIUS regulations) as well as certain non-passive, non-controlling investments in sensitive U.S. businesses meeting certain criteria. If the Company’s potential initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, the parties may determine that they are required to make a mandatory filing or that they will submit a voluntary filing to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to delay the initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or recommend that the U.S. president block the initial Business Combination or order the Company to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent the Company from pursuing certain initial Business Combination opportunities that it believes would otherwise be beneficial to the Company and its shareholders. As a result, the pool of potential targets with which the Company could complete a Business Combination may be impacted.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete its initial Business Combination. If the Company cannot complete its initial Business Combination within the Combination Period, because the review process extends beyond such timeframe or because the initial Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate.

Risks relating to our Securities

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our New Sponsor has invested in us an aggregate of $500,001, comprised of the $1 purchase price for the Founder Shares and the Private Placement Warrants and the $500,000 in Contributions. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 2,625,000 Founder Shares would have an aggregate implied value of $26,250,000.  Even if the trading price of our ordinary shares were as low as $0.17 per share, based on the 2,875,000 Founder Shares purchased by our New Sponsor for an aggregate purchase price of $1, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to our New Sponsor’s initial investment in us.  As a result, our New Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value (whether because of a substantial amount of redemptions of our Public Shares or any other reason).  Accordingly, our management team, which owns interests in our New Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our New Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants.  As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

The warrant agreement between Continental Stock Transfer & Trust Company (the “Warrant Agreement”), as warrant agent, and us provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the warrants and the Warrant Agreement set forth in this Form 10-K, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the Warrant Agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim.  We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum.  Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement.  If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to:  (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits.  Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

To the extent our warrants ever become exercisable, we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

To the extent our warrants ever become exercisable, we have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the New Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of Class A ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 5,000,000 of our Class A ordinary shares as part of the Units offered by the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 3,225,000 Private Placement Warrants, at $1.50 per warrant.

We have also issued a convertible promissory note to our New Sponsor in connection with the Contribution and advances our New Sponsor may make in the future to us for working capital expenses, with a principal amount up to $1.5 million. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the Payee.

Any working capital loans, including the above Convertible Note, made by our New Sponsor or an affiliate of our New Sponsor or certain of our officers and directors, up to a total of $1,500,000, may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender.  To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business.  Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction.  Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Our warrants are recognized and accounted for as derivative liabilities in accordance with ASC 815 and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial Business Combination.

Following the consummation of our Initial Public Offering and the concurrent issuance of the private placement of warrants to our Previous Sponsor, 8,225,000 warrants were issued in connection with the Initial Public Offering (comprised of the 5,000,000 warrants included in the Units and the 3,225,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40.  Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.  Accordingly, we have classified each of the warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third party valuation firm.  At each reporting period (1) the accounting treatment of the warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our income statement.  Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability.  The share price of our Class A ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments.  Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates.  As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A ordinary shares, many of which are outside of our control.  In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations.  If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material.  The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares.  In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities

Our Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.  Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions.  Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination.  And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and Public Warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of our listed securities of $50 million and a minimum number of holders of our securities (300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our bid price would generally be required to be at least $4.00 per share, the market value of our listed securities would be required to be at least $75 million, the market value of our unrestricted publicly held shares would be required to be at least $20 million and we would be required to have a minimum of 400 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.  If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A ordinary shares and Public Warrants are listed on Nasdaq, our Units, Class A ordinary shares and Public Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The Articles contravene Nasdaq rules, and as a result, could lead Nasdaq to suspend trading in the Company’s securities or lead the Company to be delisted from Nasdaq.

Nasdaq rule IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be June 22, 2024. At the November Meeting, our shareholders approved an amendment to the Articles which allows the board of directors to extend the date by which the Company has to consummate a Business Combination to September 25, 2024 without another shareholder vote. If the board of directors exercises its right to implement such extension, it would extend our Combination Period beyond 36 months after the effectiveness of our IPO registration statement, or the “Nasdaq Deadline.” As a result, the Articles do not comply with Nasdaq rule IM-5101-2. There is a risk that trading in the Company’s securities may be suspended and the Company may be subject to delisting by Nasdaq on June 22, 2024 if the board of directors exercises its right to further extend the Combination Period to September 25, 2024. We cannot assure you that Nasdaq will not delist the Company’s securities in the case of such extension and if the Company does not complete one or more business combinations by the Nasdaq Deadline, that we will be able to obtain a hearing with Nasdaq’s Hearings Panel (the “Panel”) to appeal the delisting determination, or that our securities will not be suspended pending the Panel’s decision.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

As a result, if we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S.  government securities and cash items) on an unconsolidated basis.

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial Business Combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial Business Combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor.

The funds in the Trust Account may only be (i) held uninvested, (ii) held in an interest-bearing bank demand deposit account, or (iii) held in only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either:  (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Articles to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination before the end of the Combination Period; and (iii) absent an initial Business Combination before the end of the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

To further mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on June 27, 2023, we instructed the Trustee to liquidate the securities held in the Trust Account and instead hold the funds in the Trust Account in an interest-bearing bank deposit account until the earlier of the consummation of our initial Business Combination or our winding up. Following such movement of funds, we will receive minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, the decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing bank deposit account will reduce the dollar amount our Public Shareholders would receive upon any redemption or upon completion of the initial Business Combination or our earlier liquidation.

If we were deemed to be subject to the Investment Company Act, we would need to register as an investment company under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. We also may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Trust Account. If we are unable to complete our initial Business Combination, our Public Shareholders would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a Business Combination, and may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.  In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws.  However, under the terms of the Warrant Agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the Warrant Agreement.  We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the Warrant Agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act:  (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; and (ii) if we have so elected and the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act.  If you exercise your Public Warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value.  The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.  As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our Initial Shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Initial Shareholders, the holders of our Private Placement Warrants, the holders of warrants that may be issued upon conversion of working capital loans and Contributions and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares converted or are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, the Class A ordinary shares issuable upon conversion of warrants that may be issued upon conversion of working capital loans and Contributions, any Class A ordinary shares issuable to our New Sponsor upon conversion of any other securities of the company acquired by them prior to the consummation of our initial Business Combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Initial Shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination.  We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Articles.  Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.001 per share, 50,000,000 Class B ordinary shares, par value $0.001 per share, and 5,000,000 preferred shares, par value $0.0001 per share.  The Class B ordinary shares are automatically convertible into Class A ordinary shares at any time prior to the consummation of the initial Business Combination, at the option of the holder, as well as concurrently with or immediately following the consummation of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our Articles provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Founder Shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering.  Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination.  If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only.  Past performance by our management team, including with respect to each of dMY Technology Group, Inc. (“dMY I”), dMY Technology Group, Inc. II (“dMY II”), dMY Technology Group, Inc. III (“dMY III”) , dMY Technology Group IV (“dMY IV”), dMY Technology Group, Inc. VI (“dMY VI”), and dMY Squared is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination.  You should not rely on the historical record of the performance of our management team or businesses associated with them, including dMY I, dMY II, dMY III, dMY IV and dMY VI, and dMY Squared as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal.  Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data.  As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences.  We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents.  It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the Initial Public Offering registration statement captioned “Taxation-United States Federal Income Tax Considerations-U.S. Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  As a result, our shareholders may not have access to certain information they may deem important.  We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31.  We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions.  If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.  We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.  Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.  Our status as a smaller reporting company is determined annually.  We will continue to qualify as a smaller reporting company through the following fiscal year as long as (i) the market value of our ordinary shares held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $250 million or (ii) our annual revenues for the most recently completed fiscal year do not exceed $100 million and the market value of our ordinary shares held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $700 million.  If we exceed these thresholds, we will cease to be a smaller reporting company as of the first day of the following fiscal year.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

The courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats.  However, we do depend on the digital technologies of third parties, and as noted in “Item 1A.  Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data.  Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.  Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A.  Risk Factors” of this Form 10-K.

Item 2. Properties.

Our executive offices are located at 1180 North Town Center Drive, Suite 100 Las Vegas, Nevada 89144 and our telephone number is (702) 781-4313. Our executive offices are provided to us by an affiliate of the New Sponsor and we have agreed to pay an affiliate of the New Sponsor a total of $10,000 per month for administrative, financial and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares, and warrants are each traded on The Nasdaq Capital Market (“Nasdaq”) under the symbols “MITAU,” “MITA,” and “MITAW,” respectively.

Holders

As of December 31, 2023, we had 3 holders of record of our ordinary shares, 1 holder of record of our Units, and 2 holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

On June 25, 2021, we consummated the Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,225,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to Coliseum Acquisition Sponsor LLC, generating gross proceeds of $4,837,500. Prior to the Initial Public Offering, the Previous Sponsor purchased an aggregate of 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. In connection with the Transfer Transaction a portion of the Founder Shares and Private Placement Warrants were transferred from the Previous Sponsor to the New Sponsor.

Transaction costs amounted to $9,176,463 consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, and $551,463 of other offering costs. We were reimbursed $750,000 by the underwriter for such transaction costs.

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account. Following redemptions in connection with the First Extension and the Second Extension, we currently have $30,969,758 held in the Trust Account.

On June 12, 2023, we received a formal letter from the underwriter in the Initial Public Offering advising that it had waived any entitlement it may have to the deferred underwriting fees of $5,625,000.

The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-254513). The SEC declared the registration statement effective on June 22, 2021.

The issuance of the Founder Shares and Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

Overview

We are a blank check company incorporated on February 5, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses, which we refer to throughout this Report as our “initial Business Combination”. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Recent Developments

We received a written notice from the Listing Qualifications Department of Nasdaq on March 21, 2023 indicating that we were not in compliance with Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). We submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule on June 26, 2023. Nasdaq approved the plan and granted us an extension until September 17, 2023 to demonstrate compliance with the Minimum Public Holders Rule (the “Compliance Period”). On September 20, 2023, we received written notice from Nasdaq stating that we have not regained compliance with the Minimum Public Holders Rule within the Compliance Period. We submitted an appeal to Nasdaq’s delisting determination by requesting a hearing before the Panel on September 27, 2023, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Such request automatically stayed the suspension of our securities pending the Panel’s decision. On November 8, 2023, we received written notice from Nasdaq that we are in compliance with all applicable continued listing standards.

On June 15, 2023, we, Previous Sponsor, and the New Sponsor, entered into an agreement, pursuant to which the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of (i) 2,625,000 Founder Shares held by the Previous Sponsor and (ii) 2,257,500 Private Placement Warrants held by the Previous Sponsor. The Transfer Transaction was consummated on June 26, 2023.

On June 21, 2023 we entered into Amendment No. 1 to the Trust Agreement with the Trustee, which amended the Trust Agreement to provide that the Trustee may, at the direction of the Company (i) hold the funds in the Trust Account uninvested, (ii) hold the funds in the Trust Account in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the funds in the Trust Account in solely United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations. The Trustee is not permitted to invest in other securities or assets. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the use of such funds upon completion of a Business Combination or distribution upon redemption of our Public Shares. On June 27, 2023, the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

We initially had 24 months from the closing of the Initial Public Offering (or June 25, 2023) to complete a Business Combination, which was later extended as discussed below. On June 22, 2023, the shareholders approved an amendment to our Articles to extend the date by which we had to consummate a Business Combination up to twelve (12) times for an additional one (1) month each time, only if the Previous Sponsor or its designee would make a Contribution into the Trust Account, as a loan, an amount equal to $100,000  for each monthly Extension Period elected by our board of directors.  In connection with the Transfer Transaction, the New Sponsor assumed the obligation to make Contributions in connection with each monthly Extension Period elected by the board of directors. Following the approval of the First Extension, our board of directors elected five Extension Periods and our New Sponsor made an aggregate of $500,000 Contributions which were deposited into the Trust Account.

On November 27, 2023, we held an extraordinary general meeting in lieu of annual general meeting.  At the November Meeting, shareholders voted on and approved three proposals: (i) an amendment to the Articles to extend the date by which we have to consummate an initial Business Combination to June 25, 2024, and to allow us, without another shareholder vote, by resolution of the board of directors, to elect to further extend the Combination Period for an additional three months, until up to September 25, 2024, without requiring us to make any deposit into the Trust Account, (ii) an amendment to the Articles to permit the board of directors, in its sole discretion, to elect to wind up our operations prior to Combination Period, as determined by the board of directors and included in a public announcement, and (iii) the re-election of Walter Skowronski and Harry L. You as Class I directors to serve for a term of three years or until their respective successors are duly elected or appointed and qualified.

In connection with the shareholder approval of the First Extension on June 22, 2023 and the Second Extension on November 27, 2023, an aggregate of 9,121,799 and 3,001,840 Public Shares were redeemed for an aggregate amount of $94,696,372 and $32,132,524, respectively.  As of December 31, 2023, we had 2,876,361 Public Shares outstanding and an aggregate amount of $30,969,758 held in Trust Account.

In connection with the November Meeting, we and an affiliate of our New Sponsor, Harry L. You, entered into non-redemption agreements with certain of our existing shareholders and other unaffiliated investors, pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting.  In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of our initial Business Combination (i) an aggregate of 455,228 Founder Shares in consideration of the First Extension, and (ii) if applicable, an aggregate of 151,743 Founder Shares in consideration for the Second Extension, and we agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares in an amount equal to the Forfeited Shares.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering described below and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of investment income on cash, cash equivalents and investments held after our Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $3,099,661, which resulted from interest income earned from cash and investments held in the Trust Account in the amount of $4,950,119, gain resulted from change in fair value of non-redemption agreement liabilities of $221 and a gain from extinguishment of deferred underwriting fees allocated to warrant liabilities of $275,625, partially offset by a loss on the change in fair value of deferred consulting fees of $190 loss in connection with non-redemption agreement liabilities of $194,898 and general and administrative expenses of $1,931,216.

For the year ended December 31, 2022, we had net income of $7,596,243, which resulted from a gain on the change in fair value of warrant liabilities of $6,530,000 and a gain on investments held in the Trust Account in the amount of $2,317,796, partially offset by operating and formation costs of $1,251,553.

Liquidity and Capital Resources; Going Concern Consideration

For the year ended December 31, 2023, net cash used in operating activities was $273,922, which was due to non-cash adjustments to net income related to a gain from extinguishment of deferred underwriting fees allocated to warrant liabilities of $275,625, and a gain on investments held in the Trust Account of $4,950,119 loss in connection with non-redemption agreements of $194,898 and gain resulted from change in its fair value of $221, partially offset by initial fair value of deferred consulting fees of $31,043 and change in its fair value of $190, and net income of $3,099,661 and changes in operating assets and liabilities of $1,657,294, the non-cash adjustments to net income related to change in fair value of deferred consulting fees of $190.

For the year ended December 31, 2022, net cash used in operating activities was $568,909, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $6,530,000 and a gain on investments held in the Trust Account of $2,317,796, partially offset by net income of $7,596,243 and changes in operating assets and liabilities of $682,644.

For the year ended December 31, 2023, net cash provided by investing activities was $126,328,896, which was the result of the cash withdrawn from the Trust Account to pay for redemptions of $126,828,896, partially offset by cash used to deposit in Trust Account in connection with the extensions of $500,000.

There were no cash flows from investing activities for the year ended December 31, 2022.

Net cash used in financing activities for the year ended December 31, 2023 of $126,288,010 was comprised of the payment to shareholders of $126,828,896 for redemption and repayment of advances to the Previous Sponsor of $9,114, partially offset by proceeds from related party for the extension loans of $500,000 and advances of $50,000 received from Previous Sponsor.

There were no cash flows from financing activities for the year ended December 31, 2022.

As of December 31, 2023, we had no cash held outside of the Trust Account and a working capital deficit of $2,240,901. We have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, we issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed above. As of December 31, 2023, we had $500,000 outstanding under the Convertible Note.

In connection with the management’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 210-40, “Presentation of Financial Statements – Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. We plan to address this uncertainty through a consummating a business combination. There is no assurance that our plans to consummate a business combination will be successful or successful within the Combination Period (June 25, 2024, which may be extended to September 25, 2024). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (as defined below) (and any Class A ordinary shares issuable upon the conversion of the Class B ordinary shares or exercise of the Private Placement Warrants) will have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and expired on August 6, 2021.

The underwriter was paid a cash underwriting fee of $0.20 per unit, or $3,000,000 in the aggregate. In addition, $0.375 per unit, or $5,625,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions (“Deferred Underwriting Fee”). The Deferred Underwriting Fee was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Effective as of June 12, 2023, the underwriter of our Initial Public Offering resigned and withdrew from its role in any business combination and waived its entitlement to the Deferred Underwriting Fee in the amount of $5,625,000. We recognized $5,349,375 of the Deferred Underwriting Fee waiver as a reduction to the carrying value of Public Shares subject to redemption with the remaining balance of $275,625 recognized as a gain from extinguishment of liability allocated to warrant liabilities in the statements of operations, which represents the original amount expensed in our Initial Public Offering.

Convertible Promissory Note – Related Parties

In connection with the Contribution and advances our New Sponsor may make in the future to us for working capital expenses, on June 22, 2023, we issued a Convertible Note to our New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of our New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of December 31, 2023, we had $500,000 outstanding under the Convertible Note.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

Deferred Consulting Fee

On November 22, 2023, we engaged a consultant who also holds our Public Shares to provide us with consulting, advisory and related services with respect to the proxy statement that was approved in the November Meeting on November 27, 2023.  We agreed to pay the consultant aggregate cash fees totaling $250,000 and a deferred fee (“Deferred Consulting Fee”) at the closing of the business combination, following the satisfaction of redemption demands validly submitted by the consultant.  At that time, we shall pay the consultant directly from the Trust Account an amount in cash equal to the product of (i) 100,000 and (ii) the per-share redemption price of the Public Shares (the “Share Consideration Payment”). In order for the consultant to receive the Share Consideration Payment, the consultant must not redeem 100,000 Public Shares at the time of the business combination redemption deadline. If the consultant does not hold 100,000 Public Shares through the redemption deadline for the business combination, the consultant will receive 100,000 Founder Shares at the time of business combination closing in lieu of the Share Consideration Payment.

The obligation, which may be share-settled, is an equity-linked financial instrument that is required to be recognized as a liability at fair value, with changes in fair value recognized in the Company’s statements of operations. We recognized the initial fair value of the Deferred Consulting Fee of $31,042 as a liability, upon execution of the consulting agreement in November 2023.  The increase in fair value of the Deferred Consulting Fee of $190 through December 31, 2023 was recognized in our statements of operations.  The estimated fair value of the Deferred Consulting Fee is determined using Level 3 inputs.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Report, our directors and officers are as set forth in the table below:

Name	Age	Position
Charles Wert	79	Chief Executive Officer and Director
Oanh Truong	35	Chief Financial Officer
Harry You	64	Board Chairman
Roland Rapp	62	Director
Kenneth Rivers	59	Director
Walter Skowronski	75	Director

Management Team

Officers

Charles E. Wert, 79, has served as the Chief Executive Officer of Coliseum Acquisition Corp. since July 2023 and a director since August 2023. Mr. Wert has served on the board of directors of dMY Squared since the completion of its initial public offering in October 2022. Mr. Wert served as a director and chairman of the audit committee of GTY Technology Holdings Inc. (“GTY”) from completion of its initial public offering in 2016 until the completion of its merger with GI Georgia Midco, Inc. in 2022. From 2014 to 2016, Mr. Wert served as the vice chairman and as a director at Evercore Trust Company, N.A. (“Evercore”), which he formed and organized and was previously the president and chief executive officer from 2009 to 2014. Prior to joining Evercore, Mr. Wert served as an executive vice president and senior trust officer of U.S. Trust Company N.A. for over 20 years. Mr. Wert also founded United Mercantile Bank and Trust Company and served as its president and senior trust officer from 1982 until 1987. Mr. Wert is the principal of Fiduciary Resolutions, where he has been a fiduciary expert since June 2016, providing expert witness services and analysis as well as reviewing corporate governance and other processes use by fiduciaries. Mr. Wert holds a bachelor’s degree in Business Administration and Finance from California State University at Los Angeles.

Oanh Do Ngoc Truong, 35, has been the Chief Financial Officer of Coliseum Acquisition Corp. since July 2023. Ms. Truong is also the controller at Berto LLC. Ms. Truong brings eight years of financial consulting and management experience to Coliseum Acquisition Corp. Prior to joining the company, Ms. Truong was a Director at WilliamsMarston, a boutique accounting advisory firm serving pre-IPO, public and private equity-backed growth companies on a variety of technical accounting, SEC reporting and capital markets transactions. Ms. Truong holds an M.A. in Professional Accounting from University of Texas at Arlington and a B.A. in Finance from California State University at Fullerton, where she graduated cum laude at both.

Board of Directors

Harry L. You, 64, has served as Chairman of the Board since the closing of the Transfer Transaction in June 2023, and served as interim Chief Executive Officer and Chief Financial Officer from June 2023 until the appointment of Charles Wert and Oanh Truong into such roles in July 2023. Mr. You has also served as Chairman of the Board and a Director of dMY Squared since March 2022, as well as Chief Financial Officer since February 2022. From March 2022 until his resignation in March 2023, Mr. You also served as Co-Chief Executive Officer of dMY Squared. He has also been a member of the Audit Committee of Broadcom Inc. since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the Board of Directors of Broadcom. Previously, he was Chief Financial Officer from September 2016 to August 2019 and President in May 2019 and from September 2016 to February 2019 of GTY, a software as a service company that offers cloud-based solutions for the public sector. He was Executive Vice President in the Office of the Chairman of EMC Corporation (“EMC”) from 2008 to 2016. When Mr. You joined EMC in 2008, he oversaw corporate strategy and new business development, including mergers and acquisitions, joint ventures and venture capital activity. He was Chief Executive Officer from 2005 to 2007 and Interim Chief Financial Officer from 2005 to 2006 of BearingPoint Inc. He was Executive Vice President and Chief Financial Officer of Oracle Corporation from 2004 to 2005. Prior to joining Oracle, he held several key positions in finance, including as Chief Financial Officer of Accenture Ltd. and managing director in the Investment Banking Division of Morgan Stanley. He has also served as a trustee of the U.S. Olympic Committee Foundation from 2016 to 2022. Mr. You currently serves as a director of IonQ, Inc. Mr. You served as Vice Chairman of the board of GTY from February 2019 to July 2022 and as director of Coupang, Inc. from January 2021 to June 2023, Genius Sports Limited from April 2021 to December 2022, Rush Street Interactive, Inc. from September 2019 to June 2022, dMY Technology Group, Inc. II (a special purpose acquisition company) from June 2020 to April 2021, dMY Technology Group, Inc. IV (a special purpose acquisition company) from December 2020 to April 2023, and Korn/Ferry International from 2005 to 2016. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. The board of directors has determined that Mr. You is well-qualified to serve on our board of directors due to his extensive and varied deal experience throughout his career, including his experience structuring Dell Technologies Inc.’s $67 billion acquisition of EMC as EMC’s Executive Vice President, his network of contacts in the technology sector, and his prior special purpose acquisition company experience with GTY and six other special purpose acquisition companies (dMY I, dMY II, dMY III, dMY IV, dMY VI, and dMY Squared).

Roland Rapp, 62, has served as a director of the Company since July 2023. He also serves as chairman of the board and a member of the compensation, audit and risk committees of the board of Signature HealthCare, an organization operating skilled nursing facilities, assisted living, home health agencies and associated ancillary support companies. Mr. Rapp joined the board of Signature HealthCare in 2017 and was elected as board chairman in May 2018 following the company’s restructuring. From 2015 to 2019, Mr. Rapp was a director of WalkJoy, a privately held medical device company. From 2015 to 2020, Mr. Rapp was the co-founder, owner and chief financial officer of SR Administrative Services, Inc. and affiliated long-term care companies. Mr. Rapp was the Executive Vice President, Chief Administrative Officer and General Counsel of Skilled Healthcare Group, Inc., a healthcare holding business, from 2002 to March 2015, where he was responsible for managing all legal affairs of the company, including financial and organizational restructurings, mergers and acquisitions, SEC reporting, executive compensation and board of directors matters. From 1993 to 2002, Mr. Rapp was Managing Partner of Rapp, Kiepen and Harman, a law firm, where he specialized in health care law, civil and regulatory defense, labor, business, transactional, real estate and tax matters. Mr. Rapp is a nationally-recognized expert in health care law and is a member of the American Health Care Association Legal Committee, which he chaired from 2009 to 2013. Mr. Rapp is licensed to practice law in the State of California. He received a J.D. and LLM in taxation from Golden Gate University and a Bachelor of Science from California Polytechnic State University. The board of directors has determined that Mr. Rapp is well-qualified to serve on the board of directors due to his public company board experience and his 30 years of experience as a practicing attorney.

Kenneth Rivers, 59, has served as a director of the Company since July 2023. He also serves as the Chief Operating Officer, External Networks of Kaiser Permanente, San Bernardino County Service Area, a health care provider and nonprofit health plan. Mr. Rivers joined Kaiser Permanente in 2016. He previously served as the president of Manta Advisors, LLC, a strategic consulting firm for medical groups and hospitals, from 2003-2016. Prior to that, he served as president and chief executive officer of CHA Health Systems, Inc. from 2012-2014 and as the company’s chief administrative officer from 2014-2015. Mr. Rivers also previously held executive roles at Universal Healthcare System, Vanguard Healthcare and Tenet Healthcare. Mr. Rivers served on the local boards of Rotary International and the Fontana, California Chamber of Commerce, was the Board Chairman of three chapters of the American Red Cross which cover 1.3 million people (Riverside County, San Gabriel Valley, and Greater Long Beach, California) and Disaster Liaison for the San Gabriel Valley chapter of the American Red Cross and served on the boards of the local and Los Angeles regional chapters of the American Heart Association. He is also a fellow of the American College of Healthcare Executives. Mr. Rivers holds a Bachelor of Science in Neurosciences from Brown University and a Masters of Science and MBA in Healthcare Administration from University of La Verne. The board of directors has determined that Mr. Rivers is well-qualified to serve on the board of directors due to his over 30 years of experience as a senior healthcare executive and his extensive experience on the boards of numerous professional and community organizations.

Walter Skowronski, 75, has served as a director of the Company since July 2023. He has more than 40 years of experience as a senior financial executive of NYSE-listed public companies. From 2003 to his retirement in 2009, Mr. Skowronski served as Senior Vice President of The Boeing Company and President of Boeing Capital Company, a wholly-owned Boeing subsidiary responsible for arranging, structuring and providing financing for Boeing’s commercial airplane and space and defense products and services. While at Boeing, Mr. Skowronski instituted new risk management, customer relations and investor outreach programs. Previously, he served as Senior Vice President of Finance and Treasurer of Boeing from 1999 to 2003. Mr. Skowronski joined Lockheed Corp. in 1990, where he served as Vice President and Treasurer and Vice President of Investor Relations. Mr. Skowronski became Vice President and Treasurer of Lockheed Martin in March 1999 upon the merger of Lockheed Corp. and Martin Marietta Corp. and developed the new finance and treasury function for the organization. Mr. Skowronski is a former director of the National Investor Relations Institute, serving as its chairman and chief executive officer in 1989. He currently serves on the board of Physicians Insurance Company and previously was a member of the board of directors of United States Enrichment Corp. (USEC) from 2011 to the company’s emergence from Chapter 11 bankruptcy in September 2014 and was the Lockheed Martin-designated director on the board of directors of Calcomp Corp. from 1997 to 1999. Mr. Skowronski holds a Bachelor’s of Electrical Engineering from Northeastern University. The board of directors has determined that Mr. Skowronski is well-qualified to serve on the board of directors due to his extensive experience as a senior financial executive and his experience as a director at multiple public and private companies.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of five members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Harry You and Walter Skowronski, expired at our first annual meeting of shareholders held on November 27, 2023, and Harry You and Walter Skowronski were subsequently reelected to serve on the board of directors. The term of office of the second class of directors, consisting of Roland Rapp, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Kenneth Rivers and Charles Wert, will expire at our third annual meeting of shareholders. We do not expect to hold any further annual meetings of shareholders until after we complete our initial Business Combination.

Prior to our initial Business Combination, holders of our Class B ordinary shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our Articles may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Our board of directors is divided into three classes, each of which generally serve for a term of three years with only one class of directors being appointed in each year. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our Class B ordinary shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Articles as it deems appropriate. Our Articles provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Roland Rapp, Kenneth Rivers and Walter Skowronski is an independent director under applicable SEC and Nasdaq rules.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees — an audit committee, a compensation committee and a nominating committee, each comprised of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Roland Rapp, Kenneth Rivers and Walter Skowronski.

Each member of the audit committee is financially literate, and our board of directors has determined that Roland Rapp qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Roland Rapp, Kenneth Rivers and Walter Skowronski. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Roland Rapp, Kenneth Rivers and Walter Skowronski. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Compensation Committee Interlocks and Insider Participation

In the past year, Charles Wert, who serves and in the past year has served as our Chief Executive Officer, served as a member of the compensation committee of the board of directors of dMY Squared, a company in which Harry You, the chairman of our board of directors, currently serves and in the past year has served as Chief Financial Officer.

Code of Ethics

We have adopted a code of ethics and business conduct applicable to our directors, officers and employees. The Code of Ethics is available on our website. We will also post any amendments to or waivers of our Code of Ethics on our website.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the Articles or alternatively by shareholder approval at general meetings.

Our management team, in their capacities as directors, officers or employees of our New Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our New Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Certain of our directors and officers are now, and our New Sponsor, directors and officers may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial Business Combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”
●	Our Initial Shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination within the Combination Period. However, if our Initial Shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the Combination Period. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial Shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds (i) $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (ii) $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Previous Sponsor or New Sponsor until 30 days after the completion of our initial Business Combination. Since our New Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following our Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Charles Wert	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Director
	Fiduciary Resolutions	Consulting	Principal
Oanh Truong	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Controller
	Berto LLC	Investment	Controller
Harry You	dMY Squared Technology Group, Inc.	Special purpose acquisition company	Chief Financial Officer; Chairman of the Board
	IonQ, Inc.	Technology	Director
	Broadcom Inc.	Semiconductor manufacturing	Director, Member of the Executive Committee, and Chairman of the Compensation Committee
Roland Rapp	Signature HealthCare	Health care	Chairman of the Board
Kenneth Rivers	Kaiser Permanente, San Bernardino County Service Area	Health care	Chief Operating Officer, External Networks
Walter Skowronski	Physicians Insurance Company	Insurance	Director
(1)	Each of the entities listed in this table may have competitive interests with our Company with respect to the performance by each individual listed in this table of his or her obligations. Each individual listed has a fiduciary duty with respect to each of the listed entities.

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our New Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an initial Business Combination is fair to our company from a financial point of view.

In addition, our New Sponsor or any of its affiliates may make additional investments in the company in connection with the initial Business Combination, although our New Sponsor and its affiliates have no obligation or current intention to do so. If our New Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our New Sponsor’s motivation to complete an initial Business Combination.

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

Limitation on Liability and Indemnification of Directors, Officers and Advisors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Articles provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have entered into agreements with our directors, officers and advisors to provide contractual indemnification in addition to the indemnification provided for in our Articles. We may purchase a policy of directors’ and officers’ liability insurance that insures our directors, officers and advisors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors, officers and advisors.

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

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our New Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, in connection with the successful completion of our initial Business Combination, we may determine to provide a payment to our New Sponsor, officers, directors, advisors or our or their affiliates; however any such payment would not be made from the proceeds of our Initial Public Offering held in the Trust Account and we currently do not have any agreement or arrangement with any such party to do so. Our audit committee will review on a quarterly basis all payments that were or are to be made to our New Sponsor, officers or directors, or our or their affiliates.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of ordinary shares as of April 5, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers, directors and director nominees; and
●	all of our officers, directors and director nominees as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our ordinary shares is based on 6,626,361 ordinary shares issued and outstanding as of April 5, 2024, consisting of 6,626,360 Class A ordinary shares and one Class B ordinary share.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate
	Number of Shares	Approximate	Number of Shares	Approximate	Percentage of
	Beneficially	Percentage	Beneficially	Percentage	Outstanding
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Ordinary Shares
Directors and Executive Officers
Harry L. You(3)	2,624,999	39.6%	1	100%	39.6%
Charles E. Wert	—	—	—	—	—
Oanh Truong	—	—	—	—	—
Walter Skowronski	—	—	—	—	—
Roland Rapp	—	—	—	—	—
Kenneth Rivers	—	—	—	—	—
All directors and executive officers as a group (6 individuals)	2,624,999	39.6%	1	100%	39.6%
5% Shareholders
Coliseum Acquisition Sponsor LLC (4)	1,125,000	17.0%	—	—	17.0%
Meteora Capital, LLC(5)	614,848	9.3%	—	—	9.3%
First Trust Capital Management L.P.(6)	831,252	12.5%	—	—	12.5%
Walleye Capital LLC(7)	710,000	10.7%	—	—	10.7%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Coliseum Acquisition Corp., 1180 North Town Center Drive, Suite 100, Las Vegas, NV 89144.
(2)

Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. Class B ordinary shares otherwise have the same rights as Class A ordinary shares, except that prior to our initial Business Combination, only Class B ordinary shares have the right to vote in the election of directors.

(3)

Reflects 2,624,999 Class A ordinary shares and 1 Class B ordinary share held by Harry L. You. Excludes 2,257,500 Class A ordinary shares issuable upon the exercise of 2,257,500 of the Company’s warrants, which are beneficially owned by Mr. You but are not exercisable within 60 days of the date of this Report.

(4)

Coliseum Acquisition Sponsor LLC is the record holder of the Class A ordinary shares reported herein. Each of Jason Stein and Daniel Haimovic may be deemed to beneficially own shares held by the Previous Sponsor by virtue of his control over the Previous Sponsor. Other than Jason Stein and Daniel Haimovic, no member of the Previous Sponsor exercises voting or dispositive control over any of the shares held by the Previous Sponsor. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Excludes 967,500 Class A ordinary shares issuable upon the exercise of 967,500 of the Company’s warrants, which are beneficially owned by the Previous Sponsor but are not exercisable within 60 days of the date of this Report.

(5)

According to a Schedule 13G filed by Meteora Capital, LLC (“Meteora Capital”) and Vik Mittal with the SEC on February 14, 2024, interests shown are held by certain funds and managed accounts to which Meteora Capital serves as investment manager (the “Meteora Funds”). Mr. Mittal serves as the managing member of Meteora capital with respect to the ordinary shares held by the Meteora Funds. The principal business office address of each of Meteora Capital and Mr. Mittal is 1200 N Federal Hwy, #200, Boca Raton, FL 33432.

(6)

According to a Schedule 13G filed with the SEC on February 14, 2024, interests shown are held by (i) First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act, (ii) First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, (a) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act, specifically First Trust Multi-Strategy Fund and VARBX, and (b) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”), (iii) First Trust Capital Solutions L.P., a Delaware limited liability partnership and control person of FTCM (“FTCS”), and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM (“Sub GP”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including ordinary shares of the Company) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the Company’s ordinary shares held in the Client Accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the ordinary shares reported herein. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any ordinary shares of the Company for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(7)	According to a Schedule 13G filed with the SEC by Walleye Capital LLC on December 11, 2023. The principal business address of Walleye Capital LLC is 2800 Niagara Lane N, Plymouth, MN 55447.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 17, 2021, the Previous Sponsor acquired 4,312,500 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. Such shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Previous Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Previous Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after our IPO (assuming the Previous Sponsor did not purchase any Public Shares in the IPO). Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited by the Previous Sponsor.

Pursuant to the Purchase Agreement, on June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one for one basis into Class A ordinary shares. At the closing of the Transfer Transaction, pursuant to the Purchase Agreement, the Previous Sponsor sold 2,625,000 Founder Shares to Mr. You, consisting of 2,624,999 Class A ordinary shares and 1 Class B ordinary share.

The Previous Sponsor and New Sponsor have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of our initial Business Combination; and (B) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds (i) $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (ii) $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after our initial Business Combination, or (y) the date on which we complete a winding up of the Company, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

A total of five anchor investors purchased 7,440,000 Units in the IPO at the offering price of $10.00 per Unit; one anchor investor purchased 2,235,000 Units; three anchor investors each purchased 1,485,000 Units; and one anchor investor purchased 750,000 Units. The anchor investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other Public Shareholders, other than a right of first refusal with respect to any private placement in connection with a Business Combination. Further, the anchor investors are not required to (i) hold any Units, Class A ordinary shares or warrants they purchased in the IPO, or thereafter, for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The anchor investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units they purchased in the IPO as the rights afforded to the Company’s other Public Shareholders.

Each anchor investor entered into separate anchor commitment letters with the Company and the Previous Sponsor pursuant to which each anchor investor purchased a specified amount of membership interests from the Previous Sponsor at the closing of the IPO, subject to such anchor investor’s acquisition of 100% of the Units allocated to it by the underwriters in the IPO.

The Previous Sponsor will retain voting and dispositive power over the anchor investors’ Founder Shares until the consummation of the initial Business Combination, following which time the Previous Sponsor will distribute such Founder Shares to the anchor investors (subject to applicable lock-up restrictions).

Private Placement

Simultaneously with the closing of the IPO, we consummated the sale of 3,225,000 Private Placement Warrants at a price of $1.50 per warrant in a private placement to the Previous Sponsor, generating gross proceeds of $4,837,500. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from our IPO held in the Trust Account. The Previous Sponsor retained an aggregate of 967,600 Private Placement Warrants in connection with the Transfer Transaction and The New Sponsor acquired an aggregate of 2,257,500 Private Placement Warrants from the Previous Sponsor in connection with the Transfer Transaction. The Previous Sponsor and New Sponsor have agreed not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of our initial Business Combination.

If we do not complete an initial Business Combination by the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Company’s warrants.

Registration Rights

We have granted customary registration rights to the Previous Sponsor, New Sponsor and our officers and directors with respect to the securities held by them.

Promissory Note - Previous Sponsor

On February 17, 2021, we issued an unsecured promissory note to the Previous Sponsor (the “promissory note”), pursuant to which the Company received proceeds of $400,000 to cover expenses related to the IPO. The promissory note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of our IPO. The outstanding balance under the promissory note of $187,401 was repaid on June 25, 2021. No additional borrowings may be made under this arrangement.

Administrative Support Agreement

We entered into an agreement with the Previous Sponsor (the “Original Administrative Support Agreement”), commencing on June 25, 2021, to pay an affiliate of the Previous Sponsor a total of $10,000 per month for administrative, financial and support services. Pursuant to the Purchase Agreement, at the closing of the Transaction the Original Administrative Support Agreement was terminated and all fees due thereunder were forgiven.

On July 25, 2023, we entered into an agreement with New Sponsor to pay New Sponsor a total of $10,000 per month for administrative, financial and support services.

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the Insiders or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Prior Extension and Extension Funding

On June 22, 2023, the shareholders approved amendments to our Articles to, among other things, extend the date by which we have to consummate a Business Combination up to twelve (12) times for an additional one (1) month each time (each, an “Extension Period”), only if the Previous Sponsor or its designee would deposit into the Trust Account as a loan, an amount equal to $100,000  for each Extension Period elected by our board of directors. In connection with the First Extension, shareholders redeemed an aggregate of 9,121,799 Public Shares and following such redemptions we had $55,303,628 held in the Trust Account.  In connection with the Transfer Transaction, the New Sponsor assumed the obligation to make Contributions in connection with each monthly Extension Period elected by the board of directors.

In order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued the Convertible Note. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s winding up. If the Company does not consummate an initial Business Combination by the end of the Extension Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. Following the approval of the First Extension, our board of directors elected five Extension Periods and our New Sponsor made an aggregate of $500,000 Contributions which were deposited into the Trust Account as of December 31, 2023.

Item 14. Principal Accounting Fees and Services.

Marcum LLP (“Marcum”) was engaged as our independent registered public accounting firm in connection with our Initial Public Offering and provided reports on our financial statements from February 5, 2021 (inception) through December 31, 2021 and the subsequent interim periods through March 17, 2023. As previously disclosed, the Company dismissed Marcum on March 17, 2023. The dismissal of Marcum was approved by the audit committee and was not the result of any disagreement with Marcum. Marcum’s reports on the Company’s financial statements the period from February 5, 2021 (inception) through December 31, 2021 and in the subsequent interim periods through March 17, 2023 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the year ended December 31, 2021, and in the subsequent interim period through March 17, 2023, there were no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and Marcum on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures which, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference thereto in its reports on the financial statements of the Company for such period.

The Company engaged RBSM LLP (“RBSM”) on March 17, 2023, in connection with the termination of the Company’s engagement of Marcum. RBSM audited our financial statements for the fiscal year ended December 31, 2022. As previously disclosed, the Company dismissed RBSM as its independent registered public accounting firm on October 19, 2023. The dismissal of RBSM was approved by the audit committee and was not the result of any disagreement with RBSM. RBSM’s audit report on the financial statements for the year ended December 31, 2022 did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor did it modify its opinion as to uncertainty, audit scope or accounting principles, except that such report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the year ended December 31, 2022, and in the subsequent interim period through October 19, 2023, there were no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and RBSM on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures which, if not resolved to RBSM’s satisfaction, would have caused RBSM to make reference thereto in its reports on the financial statements of the Company for such period.

On October 19, 2023, the Company engaged WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2023 and to review the Company’s quarterly financial statements for the quarters ended September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Report and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $54,080 and $0, respectively. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Withum for tax compliance, tax planning, or tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2023 and 2022.

The following is a summary of fees paid to RBSM for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by RBSM in connection with regulatory filings. The aggregate fees billed by RBSM for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Report and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $41,500 and $400,000, respectively. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay RBSM for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 or 2022.

Tax Fees. We did not pay RBSM for tax compliance, tax planning, or tax advice for the years ended December 31, 2023 or 2022.

All Other Fees. We did not pay RBSM for other services for the years ended December 31, 2023 or 2022.

The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in this Report and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $0 and $125,810, respectively. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 or 2022.

Tax Fees. The aggregate fees billed by Marcum for tax compliance, tax planning, and tax advice for the year ended December 31, 2022 totaled approximately $12,669. We did not pay Marcum for tax compliance, tax planning, or tax advice for the year ended December 31, 2023.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 or 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

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
3.3

Amendments to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 27, 2023).

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
10.2

Letter Agreement, dated June 22, 2021, by and among the Company, its officers and directors and the Previous Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.3*	Joinder, dated November 22, 2023, between the Company and Harry L. You, to the Letter Agreement, dated June 22, 2021, by and among the Company, its officers and directors and the Previous Sponsor
10.4

Investment Management Trust Agreement, dated June 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.5

Amendment to the Investment Management Trust Agreement dated June 21, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2023)

10.6

Registration Rights Agreement, dated June 22, 2021, by and between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.6

Securities Subscription Agreement, dated February 17, 2021, between the Registrant and the Previous Sponsor (incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-1 (File No. 333-254513), filed with the SEC on March 19, 2021)

10.7

Sponsor Warrants Purchase Agreement, dated June 22, 2021, by and between the Company and the Previous Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2021)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-1/A (File No. 333-254513), filed with the SEC on March 30, 2021)
10.10

Purchase Agreement dated June 15, 2023 among the Company, the Previous Sponsor and the New Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 15, 2023)

10.11	Promissory Note, dated June 22, 2023, issued to the New Sponsor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2023)
10.12

Termination Agreement, dated June 26, 2023, between the Company and SC Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2023)

10.13

Administrative Services Agreement, dated July 25, 2023, between the Company and the New Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2023)

10.14	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 24, 2023)
14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Form S-1/A (File No. 333-254513), filed with the SEC on March 30, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Coliseum Acquisition Corp. Policy for the Recovery of Erroneously Awarded Compensation
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

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2024.

Coliseum Acquisition Corp.

Date: April 5, 2024	By:	/s/ Charles Wert
Name: Charles Wert
Title: Chief Executive Officer

Date: April 5, 2024	By:	/s/ Oanh Truong
Name: Oanh Truong
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry L. You, Charles Wert, and Oanh Truong, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Charles Wert	Chief Executive Officer and Director	April 5, 2024
Charles Wert	(Principal Executive Officer)

/s/ Oanh Truong	Chief Financial Officer	April 5, 2024
Oanh Truong	(Principal Financial Officer and Principal Accounting Officer)

/s/ Harry You	Board Chairman	April 5, 2024
Harry You

/s/ Roland Rapp	Director	April 5, 2024
Roland Rapp

/s/ Kenneth Rivers	Director	April 5, 2024
Kenneth Rivers

/s/ Walter Skowronski	Director	April 5, 2024
Walter Skowronski

COLISEUM ACQUISITION CORP.

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Coliseum Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Coliseum Acquisition Corp. (the “Company”) as of December 31, 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by June 25, 2024 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and liquidity condition and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2023.

New York, New York

April 5, 2024

PCAOB ID NUMBER 100

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

New York, NY

April 14, 2023

PCAOB ID Number 587

COLISEUM ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$—	$233,036
Due from related parties	—	2,058
Prepaid expenses	—	236,760
Total current assets	—	471,854
Cash and investments held in Trust Account	30,969,758	152,348,535
Total Assets	$30,969,758	$152,820,389

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable and accrued expenses	$875,801	$185,500
Accounts payable and accrued expenses - related parties	639,190	10,000
Convertible note payable - related parties	500,000	—
Non-redemption agreement liabilities	194,677	—
Deferred consulting fee	31,233	—
Total current liabilities	2,240,901	195,500
Warrant liabilities	329,000	329,000
Deferred underwriting fee payable	—	5,625,000
Total Liabilities	2,569,901	6,149,500

Commitments and Contingencies

Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 2,876,361 and 15,000,000 shares subject to possible redemption at approximately $10.77 and $10.16 per share as of December 31, 2023 and 2022, respectively	30,969,758	152,348,535

Shareholders’ Deficit:
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 3,749,999 and 0 non-redeemable shares issued and outstanding as of December 31, 2023 and 2022, respectively	3,750	—
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1 and 3,750,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	3,750
Additional paid-in capital	—	—
Accumulated deficit	(2,573,651)	(5,681,396)
Total shareholders’ deficit	(2,569,901)	(5,677,646)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$30,969,758	$152,820,389

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022
General and administrative expenses	$1,931,216	$1,251,553
Loss from operations	(1,931,216)	(1,251,553)

Other income (expenses):
Interest earned from cash and investments held in Trust Account	4,950,119	2,317,796
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	275,625	—
Change in fair value of derivative warrant liabilities	—	6,530,000
Loss in connection with non-redemption agreements	(194,898)	—
Change in fair value of non-redemption agreement liabilities	221	—
Change in fair value of deferred consulting fee	(190)	—
Total other income (expenses)	5,030,877	8,847,796

Net income	$3,099,661	$7,596,243

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	9,888,845	15,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.23	$0.41
Weighted average shares outstanding of Class B and non-redeemable Class A ordinary shares, basic and diluted	3,750,000	3,750,000
Basic and diluted net income per share, Class B and non-redeemable Class A ordinary shares	$0.23	$0.41

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the year ended December 31, 2023
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)
Increase in redemption value of Public Shares subject to redemption due to extension	—	—	—	—	—	(500,000)	(500,000)
Conversion of Class B ordinary shares into non-redeemable Class A ordinary shares	3,749,999	3,750	(3,749,999)	(3,750)	—	—	—
Forgiveness of debt to Previous Sponsor	—	—	—	—	108,828	—	108,828
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	(108,828)	508,084	399,256
Net income	—	—	—	—	—	3,099,661	3,099,661
Balance - December 31, 2023	3,749,999	$3,750	1	$—	$—	$(2,573,651)	$(2,569,901)

	For the year ended December 31, 2022
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	3,750,000	$3,750	$—	$(10,959,843)	$(10,956,093)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,317,796)	(2,317,796)
Net income	—	—	—	—	—	7,596,243	7,596,243
Balance - December 31, 2022	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,099,661	$7,596,243
Adjustments to reconcile net income to net cash used in operating activities:
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	(275,625)	—
Interest earned from cash and investments held in Trust Account	(4,950,119)	(2,317,796)
Change in fair value of derivative warrant liabilities	—	(6,530,000)
Loss in connection with non-redemption agreements	194,898	—
Change in fair value of non-redemption agreement liabilities	(221)	—
Initial fair value of deferred consulting fee	31,043	—
Change in fair value of deferred consulting fee	190	—
Changes in operating assets and liabilities:
Prepaid expenses	236,760	516,198
Due from Previous Sponsor	—	(2,058)
Accounts payable and accrued expenses	690,301	158,504
Accounts payable and accrued expenses - related parties	699,190	10,000
Net cash used in operating activities	(273,922)	(568,909)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	126,828,896	—
Cash deposited in Trust Account for extension	(500,000)	—
Net cash provided by investing activities	126,328,896	—

Cash Flows from Financing Activities:
Proceeds received from related parties under convertible note payable	500,000	—
Redemption of Public Shares	(126,828,896)	—
Advances from Previous Sponsor	50,000	—
Repayment of advances from Previous Sponsor	(9,114)	—
Net cash used in financing activities	(126,288,010)	—

Net change in cash	(233,036)	(568,909)
Cash - Beginning of the year	233,036	801,945
Cash - End of the year	$—	$233,036

Supplemental disclosure of noncash activities:
Increase in redemption value of Public Shares subject to redemption due to extension	$500,000	$—
Remeasurement of Public Shares subject to possible redemption to redemption amount	$399,256	$2,317,796
Extinguishment of deferred underwriting fee allocated to Public Shares	$5,349,375	$—
Forgiveness of debt to Previous Sponsor	$108,828	$—

The accompanying notes are an integral part of these financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

The registration statement for the Initial Public Offering was declared effective on June 22, 2021. On June 25, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3. Each Unit consisted of one Public Share and one-third of one warrant to purchase one Class A ordinary share (the “Public Warrants”). The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units, which option expired unexercised on August 6, 2021. Transaction costs amounted to $9,176,463, consisting of $3,000,000 of underwriting fees, $5,625,000 of deferred underwriting fees, which was later entirely waived on June 12, 2023 (see Note 6), and $551,463 of other offering costs. The Company was reimbursed $750,000 by the underwriter for such transaction costs upon closing of the Initial Public Offering.

Prior to the Initial Public Offering, the Previous Sponsor purchased an aggregate of 4,312,500 Class B ordinary shares, par value $0.001 per share (the “Class B ordinary shares” or “Founder Shares”, which term includes the Class A ordinary shares issued or issuable upon exercise of the Class B ordinary shares) for an aggregate purchase price of $25,000, or approximately $0.006 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,225,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Coliseum Acquisition Sponsor LLC (the “Previous Sponsor”), generating gross proceeds of $4,837,500, which is described in Note 4.

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) to be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury bills, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On June 21, 2023 the Company entered into Amendment No. 1 to the Trust Agreement with Continental Stock Transfer & Trust Company, as trustee (the “Trustee”), which amended the Trust Agreement to provide that the Trustee may, at the direction of the Company (i) hold the funds in the Trust Account uninvested, (ii) hold the Funds in the Trust Account in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the funds in the Trust Account in solely United States government securities within the meaning of Section 2 (a) (16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d) (1), (d) (2), (d) (3) and (d) (4) of Rule 2a - 7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations. On June 27, 2023, the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially at $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Previous Sponsor, New Sponsor, Harry L. You and the Company’s officers and the other holders of Founder Shares immediately prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Initial Shareholders agreed to waive (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of a Business Combination (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Articles (A) that would modify the substance or timing of the Company’s obligation to provide holders of Public Shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company does not complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

On June 15, 2023, the Company, the Previous Sponsor and the New Sponsor entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of 2,625,000 Founder Shares and 2,257,500 Private Placement Warrants held by the Previous Sponsor for an aggregate purchase price of $1.00 plus the New Sponsor’s agreement to fund monthly Contributions in connection with the First Extension (each as defined below). Such transaction (the “Transfer Transaction”) was consummated on June 26, 2023. In connection with the Transfer Transaction, the Initial Public Offering underwriter waived its deferred underwriting fees. Also in connection with the Transfer Transaction, the Company appointed Charles Wert to serve as its Chief Executive Officer and as a member of the board of directors and Oanh Truong to serve as Chief Financial Officer, Harry You to serve as chairman, and Roland Rapp, Kenneth Rivers and Walter Skowronski to serve on the board of directors.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company initially had 24 months from the closing of the Initial Public Offering (or June 25, 2023) to complete a Business Combination, which was later extended as discussed below. On June 22, 2023, the Company held an extraordinary general meeting (the “June Meeting”). At the June Meeting, shareholders voted on and approved three proposals (i) an amendment of the Articles to extend the date by which the Company had to consummate a Business Combination up to twelve (12) times for an additional one (1) month each time, only if the Previous Sponsor or its designee would make Contributions into the Trust Account, as a loan, an amount equal to $100,000 for each monthly Extension Period elected by the Company’s board of directors, (ii) an amendment to the Articles to remove the net tangible asset requirement from the Articles in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the SEC, and (iii) an amendment to the Articles to provide for the right of a holder of the Class B ordinary shares to convert into Public Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

In connection with the Transfer Transaction, the New Sponsor assumed the obligation to make Contributions in connection with each monthly Extension Period elected by the board of directors. Following the approval of the First Extension, the board of directors elected five Extension Periods and the New Sponsor made an aggregate $500,000 Contribution which was deposited into the Trust Account.

On November 27, 2023, the Company held an extraordinary general meeting in lieu of annual general meeting of the Company (the “November Meeting”). At the November Meeting, shareholders voted on and approved three proposals: (i) an amendment to the Articles to extend the date by which the Company had to consummate an initial Business Combination to June 25, 2024, and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend such period for an additional three months, until up to September 25, 2024 (the “Optional Extension”), without requiring the New Sponsor to make any Contributions into the Trust Account, (ii) an amendment to the Articles to permit the board of directors, in its sole discretion, to elect to wind up the Company’s operations prior to the end of the Combination Period, as determined by the board of directors and included in a public announcement, and (iii) the re-election of Walter Skowronski and Harry L. You as Class I directors to serve for a term of three years or until their respective successors are duly elected or appointed and qualified.

In connection with the shareholder approval of the First Extension on June 22, 2023 and the Second Extension on November 27, 2023, an aggregate of 9,121,799 and 3,001,840 Public Shares was redeemed for an aggregate amount of $94,696,372 and $32,132,524, respectively. As of December 31, 2023, the Company had 2,876,361 Public Shares outstanding and an aggregate amount of $30,969,758 held in the Trust Account.

In connection with the November Meeting, the Company and an affiliate of the New Sponsor, Harry L. You, entered into non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of the Company’s existing shareholders and other unaffiliated investors (collectively, the “Non-Redeeming Shareholders”), pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of the Company’s initial Business Combination (i) an aggregate of 455,228 Founder Shares in consideration of the extension to June 25, 2024, and (ii) if applicable, an aggregate of 151,743 Founder Shares in consideration for the further extension to September 25, 2024 (collectively, the “Forfeited Shares”), and the Company agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of the Company in an amount equal to the Forfeited Shares.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

In order to protect the amounts held in the Trust Account, the New Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the Trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Previous Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Previous Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) on March 21, 2023 indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Company submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule on June 26, 2023. Nasdaq approved the plan and granted the Company an extension until September 17, 2023 to demonstrate compliance with the Minimum Public Holders Rule (the “Compliance Period”). On September 20, 2023, the Company received written notice from Nasdaq stating that the Company has not regained compliance with the Minimum Public Holders Rule within the Compliance Period. The Company submitted an appeal to Nasdaq’s delisting determination by requesting a hearing before a Hearings Panel (the “Panel”) on September 27, 2023, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Such request automatically stayed the suspension of the Company’s securities pending the Panel’s decision. On November 8, 2023, the Company received written notice from Nasdaq that the Company is in compliance with all applicable continued listing standards.

Going Concern Consideration

As of December 31, 2023, the Company had no cash held outside of the Trust Account and working capital deficit of $2,240,901. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed in Note 5. As of December 31, 2023, the Company had $500,000 outstanding under the Convertible Note, which amount was deposited into the Trust Account.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC Topic 210-40, Presentation of Financial Statements – Going Concern, the Company’s management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period (June 25, 2024, which may be extended to September 25, 2024). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (see Note 3), the recurring valuation of the Private Placement Warrants and the valuations for the shares associated with the Non-Redemption Agreements required management to exercise significant judgment in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Investments Held in Trust Account

Until June 27, 2023, when the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, the Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned from cash and investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

All of the outstanding Public Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Articles. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the carrying value of all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Public Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Public Shares are affected by charges against additional paid-in capital and accumulated deficit.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

As of December 31, 2023 and 2022, the carrying value of Class A Ordinary Shares reflected in the balance sheets is reconciled in the following table:

Class A Ordinary Shares subject to possible redemption as of December 31, 2021	$150,030,739
Plus:
Remeasurement of carrying value to redemption value	2,317,796
Class A Ordinary Shares subject to possible redemption as of December 31, 2022	152,348,535
Plus:
Waiver of Class A ordinary shares subject to possible redemption issuance costs	5,349,375
Increase in redemption value of Class A Ordinary Shares subject to redemption due to extension	500,000
Less:
Redemption of Class A ordinary shares subject to possible redemption	(126,828,896)
Remeasurement of carrying value to redemption value	(399,256)
Class A Ordinary Shares subject to possible redemption as of December 31, 2023	$30,969,758

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The assessment considers whether the financial instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the financial instruments meet all of the requirements for equity classification under ASC 815, including whether the financial instruments are indexed to the Company’s own ordinary shares, among other conditions for equity classification.

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

The contingent share receipt and contingent share issuance called for in the Non-Redemption Agreements is a single unit of account, representing a Contingent Forward (as defined in Note 6).  Issuance of the Contingent Forward is liability-classified until exercise or expiration of the Optional Extension, at which time classification of the Contingent Forward will be re-assessed.  The initial fair value of the Contingent Forward was recognized as a liability in the balance sheet with an offset to non-operating expenses.  Subsequent changes in fair value of the liability are recognized in earnings until such time that the instrument ceases to be liability-classified or settles.

Convertible Note Payable – Related parties

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million (see Note 5). Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of December 31, 2023, the Company had $500,000 outstanding under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”), and SEC Staff Accounting Bulletin Topic 5A, - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs allocated to the Public Shares were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering.

Waiver or reduction of offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis. Reduction of offering costs allocated to the Public Shares was recognized as a reduction to the carrying value of Public Shares subject to redemption. Offering costs allocated to warrant liabilities were recognized as a gain from extinguishment of liability allocated to warrant liabilities in the statements of operations, which represented the original amount expensed in the Company’s Initial Public Offering.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the years ended December 31,
	2023		2022
	Class A ordinary shares	Class B and non-	Class A ordinary shares	Class B and non-
	subject to possible redemption	redeemable Class A	subject to possible redemption	redeemable Class A
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,247,409	$852,252	$6,076,994	$1,519,249

Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,888,845	3,750,000	15,000,000	3,750,000

Basic and diluted net income per ordinary share	$0.23	$0.23	$0.41	$0.41

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

The carrying amounts reflected in the balance sheets for cash, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate fair value due to their short-term nature.

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

DECEMBER 31, 2023

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Previous Sponsor purchased an aggregate of 3,225,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (for an aggregate purchase price of $4,837,500). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).There will be no redemption rights or liquidating distributions with respect to the Company’s warrants.

NOTE 5. RELATED PARTIES TRANSACTIONS

Founder Shares

On February 17, 2021, the Previous Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 4,312,500 Founder Shares. The Founder Shares included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture by the Previous Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Previous Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Previous Sponsor a total of $10,000 per month for administrative, financial and support services. The Company accrued $70,000 in connection with such agreement and upon closing of the Transfer Transaction on June 26, 2023, the Previous Sponsor forgave the balance owed upon consummation of the Transfer Transaction. The forgiveness amount is recorded as additional paid-in capital in the accompanying balance sheets.

On July 25, 2023, the Company entered into a new administrative support agreement with the New Sponsor, pursuant to which the Company agreed to pay the New Sponsor or an affiliate of the New Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees.

The Company incurred $120,000 in connection to such agreements for each of the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company had $60,000 in accounts payable and accrued expenses to related parties owed to the New Sponsor. As of December 31, 2022, the Company had $10,000 in accounts payable and accrued expenses to related parties owed to the Previous Sponsor.

Related parties Loans and Advances

Advances

As of December 31, 2022, the Company had advanced an aggregate of $2,058 to the Previous Sponsor. In April 2023, the Previous Sponsor advanced $50,000 to the Company for working capital needs. In June 2023, the Company repaid $9,114 to the Previous Sponsor and the Previous Sponsor forgave $38,828 in remaining net loans owed to it. The forgiveness amount is recorded as additional paid-in capital in the accompanying balance sheet.

During the year ended December 31, 2023, the New Sponsor advanced an aggregate of $579,190 to the Company for working capital needs. Subsequent to December 31, 2023, the New Sponsor advanced an additional amount of $504,266 to the Company.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Convertible Promissory Note

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of December 31, 2023, the Company had  $500,000 outstanding under the Convertible Note, which amount was deposited into the Trust Account.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Convertible Note or other working capital loans (and any Class A ordinary shares issuable upon the conversion of the Class B ordinary shares or exercise of the Private Placement Warrants and warrants issued upon conversion of the Convertible Note) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and which expired on August 6, 2021.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, upon the closing of the Initial Public Offering. The underwriter paid $750,000 to the Company to reimburse certain of the Company’s expenses in connection with the Initial Public Offering. In addition, $0.375 per Unit, or $5,625,000 in the aggregate was to become payable to the underwriter for deferred underwriting commissions (“Deferred Underwriting Fee”). The Deferred Underwriting Fee was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Effective as of June 12, 2023, the underwriter of the Initial Public Offering waived its entitlement to the Deferred Underwriting Fee in the amount of $5,625,000. The Company recognized $5,349,375 of the Deferred Underwriting Fee waiver as a reduction to the carrying value of Public Shares subject to redemption with the remaining balance of $275,625 recognized as a gain from extinguishment of deferred underwriting fee allocated to warrant liabilities in the statement of operations, which represents the original amount expensed in the Company’s Initial Public Offering.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Non-Redemption Agreements

In connection with the November Meeting, the Company and an affiliate of the New Sponsor, Harry L. You, entered into Non-Redemption Agreements with Non-Redeeming Shareholders, pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of the Company’s initial Business Combination (i) the First Tranche of 455,228 Founder Shares in consideration of the extension to June 25, 2024, and (ii) if applicable, the Second Tranche of 151,743 Founder Shares in consideration for the Optional Extension to September 25, 2024 (collectively, an aggregate of 606,971 Forfeited Shares), and the Company agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of the Company in an amount equal to the Forfeited Shares. The Company’s management determined that the contingent share forfeiture by the Sponsor and Mr. You and contingent share issuance to the Non-Redeeming Shareholders is a single unit of account (hereinafter referred to as the “Contingent Forward”). The Contingent Forward is classified as a liability.

The Company estimated the initial aggregate fair value of the Contingent Forward to be $194,898. The Company recorded as an expense on November 27, 2023 and recognized a gain in change in the fair value of non-redemption agreements of $221 for the year ended December 31, 2023.

Deferred Consulting Fee

On November 22, 2023, the Company engaged a consultant who also holds the Company’s Public Shares to provide the Company with consulting, advisory and related services with respect to the proxy statement that was approved in the November Meeting on November 27, 2023. The Company agreed to pay the consultant aggregate cash fees totaling $250,000 and a deferred fee (“Deferred Consulting Fee”) at the closing of the Business Combination, following the satisfaction of redemption demands validly submitted by the consultant. At that time, the Company shall pay the consultant directly from the Company’s Trust Account an amount in cash equal to the product of (i) 100,000 and (ii) the per-share redemption price of the Public Shares (the “Share Consideration Payment”). In order for the consultant to receive the Share Consideration Payment, the consultant must not redeem 100,000 Public Shares at the time of the Business Combination redemption deadline. If the consultant does not hold 100,000 Public Shares through the redemption deadline for the Business Combination, the consultant will receive 100,000 Founder Shares at the time of Business Combination closing in lieu of the Share Consideration Payment.

The obligation, which may be share-settled, is an equity-linked financial instrument that is required to be recognized as a liability at fair value, with changes in fair value recognized in the Company’s statements of operations. The Company recognized the initial fair value of the Deferred Consulting Fee of $31,042 as a liability, upon execution of the consulting agreement in November 2023. The increase in fair value of the Deferred Consulting Fee of $190 through December 31, 2023 was recognized in the Company’s statements of operations. The estimated fair value of the Deferred Consulting Fee is determined using Level 3 inputs.

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

DECEMBER 31, 2023

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

DECEMBER 31, 2023

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the Previous Sponsor, New Sponsor, or its or their permitted transferees. If the Private Placement Warrants are held by someone other than the Previous Sponsor, New Sponsor, or its or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At December 31, 2023 and 2022, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The Public Warrants and the Private Placement Warrants are derivate warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 9 for additional information on the fair value measurements of these warrants.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. As of December 31, 2022, there were 15,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the balance sheets (see Note 2). In connection with the shareholder approval of the First Extension on June 22, 2023 and the Second Extension on November 27, 2023, an aggregate of 9,121,799 and 3,001,840 Public Shares was redeemed for an aggregate amount of $94,696,372 and $32,132,524, respectively. On June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one for one basis into non-redeemable Class A ordinary shares. As of December 31, 2023, there were a total of 6,626,360 Class A ordinary shares issued and outstanding, of which 2,876,361 shares were subject to possible redemption and were classified outside of permanent equity in the balance sheets and 3,749,999 shares were non-redeemable and classified in shareholders’ deficit.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. On June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one-for-one basis into Class A ordinary shares, leaving one Class B ordinary share outstanding. As of December 31, 2023 and 2022, there were 1 and 3,750,000 Class B ordinary shares issued and outstanding, respectively.

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

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 9. FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2023
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - Public Warrants	$—	$200,000	$—
Warrant liability - Private Placement Warrants	$—	$—	$129,000
Deferred consulting fee	$—	$—	$31,233
Non-redemption agreement liabilities	$—	$—	$194,677

December 31, 2022
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market instruments	$152,348,309	$—	$—
Liabilities:
Warrant liability - Public Warrants	$200,000	$—	$—
Warrant liability - Private Placement Warrants	$—	$—	$129,000

(1)As of December 31, 2022, the cost basis of the money market instruments held in Trust Account was $151,739,777 and as of December 31, 2023, all investments held in Trust Account reside in demand deposit account.

The Company initially utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2023 and 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. The quoted price of the Public Warrants was $0.04 per warrant as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the fair value measurements for Public Warrants were transferred to Level 2 due to low trading volume.

The Company utilizes a modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the Company’s statements of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the date of valuation for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement after the Public Warrants were separately listed and traded in August 2021. As of December 31, 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume.

COLISEUM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table provides the significant inputs to the modified Black-Scholes method for the fair value of the Private Placement Warrants:

	As of December 31, 2023	As of December 31, 2022
Stock price	$10.66	$10.04
Exercise price	$11.50	$11.50
Expected term (in years)	5.49	5.48
Volatility (*)	5.1%	0.5%
Risk-free rate	3.8%	3.98%
Fair value of warrants	$0.04	0.04
*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the non-redemption agreement liabilities:

	As of December 31, 2023	At initial issuance date
Stock price	$10.66	$10.60
Expected term (in years)	0.70	0.80
Risk-free rate	5.26%	5.45%
Probability of closing of merger	2.9%	2.9%

Balance as of February 5, 2021 (inception) - Level 3	$—
Issuance of Public Warrants and Private Placement Warrants	12,155,250
Transfer of Public Warrants to Level 1	(7,350,000)
Change in fair value of derivative warrant liabilities - Private Warrants	(354,750)
Balance as of December 31, 2022 - Level 3	129,000
Initial fair value of deferred consulting fee	31,043
Change in fair value of deferred consulting fees	190
Initial fair value of non-redemption agreement liabilities	194,898
Change in fair value of non-redemption agreement liabilities	(221)
Change in fair value of derivative warrant liabilities - Private Warrants	—
Balance as of December 31, 2023 - Level 3	$354,910

The Company recognized gain in connection with changes in the fair value of warrant liabilities of $0 and $6,530,000 within change in fair value of derivative warrant liabilities in the Company’s statements of operations for years ended December 31, 2023 and 2022, respectively. The Company recognized gain in connection with changes in fair value of non-redemption agreement liabilities of $221 in the Company's statements of operations the the year ended December 31, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the financial statements, except as noted below.

Subsequent to December 31, 2023, the New Sponsor advanced an additional amount of $504,266 to the Company.