Form 10-Q
period 2024-03-31
Coliseum Acquisition Corp.
filed 2024-05-15
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 6,626,360 of the registrant’s Class A ordinary shares, par value $0.001 per share, and one of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Prepaid expenses	$50,000	$—
Total current assets	50,000	—
Cash and investments held in Trust Account	31,372,982	30,969,758
Total Assets	$31,422,982	$30,969,758

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$728,860	$875,801
Due to related parties	1,173,751	639,190
Convertible note payable - related parties	500,000	500,000
Non-redemption agreement liabilities	274,816	194,677
Deferred consulting fees	44,731	31,233
Total current liabilities	2,722,158	2,240,901
Warrant liabilities	542,850	329,000
Total Liabilities	3,265,008	2,569,901

Commitments and Contingencies
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 2,876,361 shares subject to possible redemption at approximately $10.91 and $10.77 per share as of March 31, 2024 and December 31, 2023, respectively	31,372,982	30,969,758

Shareholders’ Deficit:
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 3,749,999 non-redeemable shares issued and outstanding as of March 31, 2024 and December 31, 2023	3,750	3,750
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,218,758)	(2,573,651)
Total shareholders’ deficit	(3,215,008)	(2,569,901)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$31,422,982	$30,969,758

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2024	2023
General and administrative expenses	$337,620	$447,393
Loss from operations	(337,620)	(447,393)

Other income (expenses):
Interest earned from cash and investments held in Trust Account	403,224	1,721,897
Change in fair value of derivative warrant liabilities	(213,850)	(575,750)
Loss in connection with non-redemption agreements	(80,139)	—
Change in fair value of deferred consulting fees	(13,498)	—
Total other income (expenses)	95,737	1,146,147

Net income (loss)	$(241,883)	$698,754

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	2,876,361	15,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.04)	$0.04
Weighted average shares outstanding of Class B and non-redeemable Class A ordinary shares, basic and diluted	3,750,000	3,750,000
Basic and diluted net income (loss) per share, Class B and non-redeemable Class A ordinary shares	$(0.04)	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2024
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	3,749,999	$3,750	1	$—	$—	$(2,573,651)	$(2,569,901)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(403,224)	(403,224)
Net loss	—	—	—	—	—	(241,883)	(241,883)
Balance - March 31, 2024 (unaudited)	3,749,999	$3,750	1	$—	$—	$(3,218,758)	$(3,215,008)

	For the three months ended March 31, 2023
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(1,721,897)	(1,721,897)
Net income	—	—	—	—	—	698,754	698,754
Balance - March 31, 2023 (unaudited)	—	$—	3,750,000	$3,750	$—	$(6,704,539)	$(6,700,789)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(241,883)	$698,754
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned from cash and investments held in Trust Account	(403,224)	(1,721,897)
Change in fair value of derivative warrant liabilities	213,850	575,750
Change in fair value of non-redemption agreement liabilities	80,139	—
Change in fair value of deferred consulting fees	13,498	—
Changes in operating assets and liabilities:
Prepaid expenses	(50,000)	69,962
Accounts payable and accrued expenses	(146,941)	180,389
Due to related parties	534,561	30,000
Net cash used in operating activities	—	(167,042)

Net change in cash	—	(167,042)

Cash - Beginning of the period	—	233,036
Cash - End of the period	$—	$65,994

Supplemental disclosure of noncash activities:
Remeasurement of Public Shares subject to possible redemption to redemption amount	$403,224	$1,721,897

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities.

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

Prior to the Initial Public Offering, Coliseum Acquisition Sponsor LLC (the “Previous Sponsor”), purchased an aggregate of 4,312,500 Class B ordinary shares, par value $0.001 per share (the “Class B ordinary shares” or “Founder Shares”, which term includes the Class A ordinary shares issued or issuable upon exercise of the Class B ordinary shares) for an aggregate purchase price of $25,000, or approximately $0.006 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,225,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Previous Sponsor, generating gross proceeds of $4,837,500, which is described in Note 4.

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) to be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury bills, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On June 21, 2023 the Company entered into Amendment No. 1 to the Investment Management Trust Agreement dated June 22, 2021 between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trustee”) (the “Trust Agreement”), which amended the Trust Agreement to provide that the Trustee may, at the direction of the Company (i) hold the funds in the Trust Account uninvested, (ii) hold the Funds in the Trust Account in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the funds in the Trust Account in solely United States government securities within the meaning of Section 2 (a) (16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d) (1), (d) (2), (d) (3) and (d) (4) of Rule 2a – 7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations. On June 27, 2023, the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Previous Sponsor, Berto LLC (the “New Sponsor”), Harry L. You and the Company’s officers and the other holders of Founder Shares immediately prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

On June 15, 2023, the Company, the Previous Sponsor and the New Sponsor entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of 2,625,000 Founder Shares and 2,257,500 Private Placement Warrants held by the Previous Sponsor for an aggregate purchase price of $1.00 plus the New Sponsor’s agreement to fund monthly contributions (the “Contributions”) in connection with the First Extension (as defined below). Such transaction (the “Transfer Transaction”) was consummated on June 26, 2023. In connection with the Transfer Transaction, the Initial Public Offering underwriter waived its deferred underwriting fees. Also in connection with the Transfer Transaction, the Company appointed Charles Wert to serve as its Chief Executive Officer and as a member of the board of directors and Oanh Truong to serve as Chief Financial Officer, Harry You to serve as chairman, and Roland Rapp, Kenneth Rivers and Walter Skowronski to serve on the board of directors.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company initially had 24 months from the closing of the Initial Public Offering (or June 25, 2023) to complete a Business Combination, which was later extended as discussed below. On June 22, 2023, the Company held an extraordinary general meeting (the “June Meeting”). At the June Meeting, shareholders voted on and approved three proposals (i) an amendment of the Articles to extend (the “First Extension”) the date by which the Company had to consummate a Business Combination up to twelve (12) times for an additional one (1) month each time (each, an “Extension Period”), only if the Previous Sponsor or its designee would make Contributions into the Trust Account, as a loan, an amount equal to $100,000 for each monthly Extension Period elected by the Company’s board of directors, (ii) an amendment to the Articles to remove the net tangible asset requirement from the Articles in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the SEC, and (iii) an amendment to the Articles to provide for the right of a holder of the Class B ordinary shares to convert into Public Shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

In connection with the Transfer Transaction, the New Sponsor assumed the obligation to make Contributions in connection with each monthly Extension Period elected by the board of directors. Following the approval of the First Extension, the board of directors elected five Extension Periods and the New Sponsor made an aggregate $500,000 Contribution which was deposited into the Trust Account.

On November 27, 2023, the Company held an extraordinary general meeting in lieu of annual general meeting of the Company (the “November Meeting”). At the November Meeting, shareholders voted on and approved three proposals: (i) an amendment to the Articles to extend (the “Second Extension”) the date by which the Company had to consummate an initial Business Combination (the “Combination Period”) to June 25, 2024, and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend such period for an additional three months, until up to September 25, 2024 (the “Optional Extension”), without requiring the New Sponsor to make any Contributions into the Trust Account, (ii) an amendment to the Articles to permit the board of directors, in its sole discretion, to elect to wind up the Company’s operations prior to the end of the Combination Period, as determined by the board of directors and included in a public announcement, and (iii) the re-election of Walter Skowronski and Harry L. You as Class I directors to serve for a term of three years or until their respective successors are duly elected or appointed and qualified.

In connection with the shareholder approval of the First Extension on June 22, 2023 and the Second Extension on November 27, 2023, an aggregate of 9,121,799 and 3,001,840 Public Shares was redeemed for an aggregate amount of $94,696,372 and $32,132,524, respectively. As of March 31, 2024, the Company had 2,876,361 Public Shares outstanding and an aggregate amount of $31,372,982 held in the Trust Account.

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

MARCH 31, 2024

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

Going Concern Consideration

As of March 31, 2024, the Company had no cash held outside of the Trust Account and working capital deficit of $2,672,158. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued a convertible note (“the Convertible Note”) to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed in Note 5. As of March 31, 2024, the Company had $500,000 outstanding under the Convertible Note, which amount was deposited into the Trust Account.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC Topic 210-40, Presentation of Financial Statements – Going Concern, the Company’s management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period (June 25, 2024, which may be extended to September 25, 2024). These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 5, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

MARCH 31, 2024

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

Use of Estimates

The preparation of condensed unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial and recurring valuation of the Public Warrants (see Note 3), the recurring valuation of the Private Placement Warrants and the valuations for the shares associated with the Non - Redemption Agreements required management to exercise significant judgment in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

MARCH 31, 2024

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Public Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Public Shares are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2024 and December 31, 2023, the carrying value of Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$152,348,535
Plus:
Waiver of Class A ordinary shares subject to possible redemption issuance costs	5,349,375
Increase in redemption value of Class A ordinary shares subject to possible redemption subject to redemption due to extension	500,000
Less:
Redemption of Class A ordinary shares subject to possible redemption	(126,828,896)
Remeasurement of carrying value to redemption value	(399,256)
Class A ordinary shares subject to possible redemption as of December 31, 2023	$30,969,758
Plus:
Remeasurement of carrying value to redemption value	403,224
Class A ordinary shares subject to possible redemption as of March 31, 2024	$31,372,982

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants and the subsequent fair value estimates of the Public Warrants when trading volume is low are measured using a modified Black-Scholes option pricing model (see Note 9).

The contingent share receipt and contingent share issuance called for in the Non-Redemption Agreements is a single unit of account, representing a Contingent Forward (as defined in Note 6). Issuance of the Contingent Forward is liability-classified until exercise or expiration of the Optional Extension, at which time classification of the Contingent Forward will be re-assessed. The initial fair value of the Contingent Forward was recognized as a liability in the balance sheets with an offset to non-operating expenses. Subsequent changes in fair value of the liability are recognized in earnings until such time that the instrument ceases to be liability-classified or settles.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Convertible Note Payable – Related parties

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million (see Note 5). Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had $500,000 outstanding under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of March 31, 2024 and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Net (Loss) Income Per Ordinary Share

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31,
	2024		2023
	Class A ordinary		Class A ordinary
	shares subject to		shares subject to
	possible	Class B and non-	possible	Class B and non-
	redemption	redeemable Class A	redemption	redeemable Class A
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(104,996)	$(136,887)	$559,003	$139,751

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,876,361	3,750,000	15,000,000	3,750,000
Basic and diluted net (loss) income per ordinary share	$(0.04)	$(0.04)	$0.04	$0.04

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company incurred $30,000 in connection to such agreements for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, the Company had $90,000 and $60,000 in accounts payable and accrued expenses to related parties owed to the New Sponsor.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024 and December 31, 2023, the New Sponsor had advanced an aggregate of $1,083,751 and $579,190 to the Company for working capital needs. Subsequent to March 31, 2024, the New Sponsor advanced an additional amount of $82,743, increased the aggregate outstanding amount to $1,166,494.

Convertible Promissory Note

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had $500,000 outstanding under the Convertible Note, which amount was deposited into the Trust Account.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of March 31, 2024 and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Convertible Note or other working capital loans (“Working Capital Loans”) (and any Class A ordinary shares issuable upon the conversion of the Class B ordinary shares or exercise of the Private Placement Warrants and warrants issued upon conversion of the Convertible Note) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter did not exercise and which expired on August 6, 2021.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Effective as of June 12, 2023, the underwriter of the Initial Public Offering waived its entitlement to the Deferred Underwriting Fee in the amount of $5,625,000. The Company recognized $5,349,375 of the Deferred Underwriting Fee waiver as a reduction to the carrying value of Public Shares subject to redemption with the remaining balance of $275,625 recognized as a gain from extinguishment of deferred underwriting fee allocated to warrant liabilities in the statements of operations, which represents the original amount expensed in the Company’s Initial Public Offering.

Non-Redemption Agreements

In connection with the November Meeting, the Company and an affiliate of the New Sponsor, Harry L. You, entered into Non-Redemption Agreements with Non-Redeeming Shareholders, pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of the Company’s initial Business Combination (i) the First Tranche of 455,228 Founder Shares in consideration of the extension to June 25, 2024, and (ii) if applicable, the Second Tranche of 151,743 Founder Shares in consideration for the Optional Extension to September 25, 2024 (collectively, an aggregate of 606,971 Forfeited Shares), and the Company agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of the Company in an amount equal to the Forfeited Shares. The Company’s management determined that the contingent share forfeiture by Mr. You and contingent share issuance to the Non-Redeeming Shareholders is a single unit of account (hereinafter referred to as the “Contingent Forward”). The Contingent Forward is classified as a liability.

As of March 31, 2024 and December 31, 2023, the aggregate fair value of the Contingent Forward was $274,816 and $194,677, respectively. The Company recognized a loss in change in the fair value of non-redemption agreements of $80,139 for the three months ended March 31, 2024.

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

The obligation, which may be share-settled, is an equity-linked financial instrument that is required to be recognized as a liability at fair value, with changes in fair value recognized in the Company’s unaudited condensed statements of operations. The Company recognized the initial fair value of the Deferred Consulting Fee as a liability, upon execution of the consulting agreement in November 2023. As of March 31, 2024 and December 31, 2023, the fair value of the Deferred Consulting Fee was $44,731 and $31,233, respectively. Loss resulted from changes in fair value of such instrument of $13,498 was recognized in the Company’s statements of operations for the three months ended March 31, 2024. The estimated fair value of the Deferred Consulting Fee is determined using Level 3 inputs.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024 and December 31, 2023, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. As of December 31, 2022, there were 15,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the balance sheets (see Note 2). In connection with the shareholder approval of the First Extension on June 22, 2023 and the Second Extension on November 27, 2023, an aggregate of 9,121,799 and 3,001,840 Public Shares was redeemed for an aggregate amount of $94,696,372 and $32,132,524, respectively. On June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one-for-one basis into non-redeemable Class A ordinary shares. As of March 31, 2024 and December 31, 2023, there were a total of 6,626,360 Class A ordinary shares issued and outstanding, of which 2,876,361 shares were subject to possible redemption and were classified outside of permanent equity in the unaudited condensed balance sheets and 3,749,999 shares were non-redeemable and classified in shareholders’ deficit.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. On June 26, 2023, the Previous Sponsor elected to convert an aggregate of 3,749,999 Class B ordinary shares on a one-for-one basis into Class A ordinary shares, leaving one Class B ordinary share outstanding. As of March 31, 2024 and December 31, 2023, there was one Class B ordinary share issued and outstanding.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 9. FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

March 31, 2024

	Quoted Prices in Active	Significant Other Observable	Significant Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Public Warrants	$—	$330,000	$—
Warrant liability – Private Placement Warrants	$—	$—	$212,850
Deferred consulting fees	$—	$—	$44,731
Non-redemption agreement liabilities	$—	$—	$274,816

December 31, 2023

	Quoted Prices in Active	Significant Other Observable	Significant Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Public Warrants	$—	$200,000	$—
Warrant liability – Private Placement Warrants	$—	$—	$129,000
Deferred consulting fees	$—	$—	$31,233
Non-redemption agreement liabilities	$—	$—	$194,677

The Company initially utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants was classified as Level 1 due to the use of an observable market quote in an active market under the ticker MITAW. In September 2023, the fair value measurements for Public Warrants were transferred to Level 2 due to low trading volume.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement after the Public Warrants were separately listed and traded in August 2021. Starting in September 2023, the fair value measurement for Public Warrants was transferred to Level 2 measurement due to low trading volume.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The following table provides the significant inputs to the modified Black-Scholes method for the fair value of the Private Placement Warrants:

	As of March 31,	As of December 31,
	2024	2023
Stock price	$10.75	$10.66
Exercise price	$11.50	$11.50
Expected term (in years)	5.5	5.5
Volatility (*)	7.0%	5.1%
Risk-free rate	4.1%	3.8%
Fair value of warrants	$0.07	$0.04

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The Company recognized loss in connection with increases in the fair value of warrant liabilities of $213,850 and $575,750 within change in fair value of derivative warrant liabilities in the Company’s unaudited condensed statements of operations for the three months ended March 31, 2024 and 2023, respectively.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the non-redemption agreement liabilities:

	As of March 31, 2024	As of December 31, 2023
Stock price	$10.75	$10.66
Expected term (in years)	0.50	0.70
Risk-free rate	5.4%	5.3%
Probability of closing of merger	4.1%	2.9%

The Company recognized loss in connection with changes in fair value of non-redemption agreement liabilities of $80,139 in the Company’s statements of operations for the three months ended March 31, 2024.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the deferred consulting fees:

	As of March 31, 2024	As of December 31, 2023
Number of shares	100,000	100,000
Redemption rate	$10.91	$10.77
Probability of closing of merger	4.1%	2.9%
Fair value of deferred consulting fees	$44,731	$31,233

The Company recognized loss in connection with changes in fair value of deferred consulting fees of $13,498 in the Company’s statements of operations for the three months ended March 31, 2024.

The changes in the Level 3 fair value of the derivative warrant liabilities are summarized as follows:

For the three months ended March 31, 2024:

Balance as of December 31, 2023 - Level 3	$354,910
Change in fair value of deferred consulting fees	13,498
Change in fair value of non-redemption agreement liabilities	80,139
Change in fair value of derivative warrant liabilities - Private Warrants	83,850
Balance as of March 31, 2024 - Level 3	$532,397

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

For the three months ended March 31, 2023:

Balance as of December 31, 2022 - Level 3	$129,000
Change in fair value of derivative warrant liabilities - Private Warrants	225,750
Balance as of March 31, 2023 - Level 3	$354,750

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed financial statements, except as noted below.

Subsequent to March 31, 2024, the New Sponsor advanced an additional amount of $82,743, increasing the aggregate outstanding amount of advances to $1,166,494.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this quarterly report. References in this quarterly report (this “Report”) to the “Company,” “us” or “we” refer to Coliseum Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 1A. Risk Factors” in this Report, our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other Securities and Exchange Commission (“SEC”) filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering described below and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of investment income on cash, cash equivalents and investments held after our Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $241,883, which resulted from general and administrative expenses of $337,620, loss resulted from change in fair value of warrant liabilities of $213,850 and losses resulted from change in fair value of non-redemption agreement liabilities of $80,139 and change in fair value of deferred consulting fees of $13,498, partially offset by interest income earned from cash and investments held in the Trust Account in the amount of $403,224.

For the three months ended March 31, 2023, we had net income of $698,754, which resulted from a gain on investments held in the Trust Account in the amount of $1,721,897, partially offset by a loss on the change in fair value of warrant liabilities of $575,750 and general and administrative expenses of $447,393.

Liquidity and Capital Resources; Going Concern Consideration

For the three months ended March 31, 2024, net cash used in operating activities was $0, which was due to net loss of $241,883, non-cash adjustments to net loss related to interest earned from cash and investments held in Trust Account of $403,224, partially offset by losses resulted in change in its fair value of non-redemption agreements of $80,139, change in fair value of warrant liabilities of $213,850, change in fair value of deferred consulting fees of $13,498, and changes in operating assets and liabilities of $337,620.

For the three months ended March 31, 2023, net cash used in operating activities was $167,042, which was due to non-cash adjustments to net income related to the change in fair value of warrant liabilities of $575,750 and a gain on investments held in the Trust Account of $1,721,897, partially offset by net income of $698,754 and changes in operating assets and liabilities of $280,351.

There were no cash flows from investing activities for the three months ended March 31, 2024 and 2023.

There were no cash flows from financing activities for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, we had no cash held outside of the Trust Account and a working capital deficit of $2,672,158. We have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, we issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed above. As of March 31, 2024, we had $500,000 outstanding under the Convertible Note.

In connection with the management’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 210-40, “Presentation of Financial Statements – Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. We plan to address this uncertainty through a consummating a business combination. There is no assurance that our plans to consummate a business combination will be successful or successful within the Combination Period (June 25, 2024, which may be extended to September 25, 2024). The unaudited condensed financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the conversion of the Class B ordinary shares or exercise of the Private Placement Warrants) have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Convertible Promissory Note – Related Parties

In connection with the Contribution and advances our New Sponsor may make in the future to us for working capital expenses, on June 22, 2023, we issued a Convertible Note to our New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of our New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, we had $500,000 outstanding under the Convertible Note.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and March 31, 2024, the fair value of the embedded conversion option had a de minimis value.

Non-Redemption Agreements

In connection with the November Meeting, our company and an affiliate of our New Sponsor, Harry L. You, entered into Non-Redemption Agreements with Non-Redeeming Shareholders, pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of our initial Business Combination (i) the First Tranche of 455,228 Founder Shares in consideration of the extension to June 25, 2024, and (ii) if applicable, the Second Tranche of 151,743 Founder Shares in consideration for the Optional Extension to September 25, 2024 (collectively, an aggregate of 606,971 Forfeited Shares), and we agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of our company in an amount equal to the Forfeited Shares. Our management determined that the contingent share forfeiture by Mr. You and contingent share issuance to the Non-Redeeming Shareholders is a single unit of account (hereinafter referred to as the “Contingent Forward”). The Contingent Forward is classified as a liability.

As of March 31, 2024 and December 31, 2023, the aggregate fair value of the Contingent Forward was $274,816 and $194,677, respectively. We recognized a loss in change in the fair value of non-redemption agreements of $80,139 for the three months ended March 31, 2024.

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

The obligation, which may be share-settled, is an equity-linked financial instrument that is required to be recognized as a liability at fair value, with changes in fair value recognized in the Company’s statements of operations. We recognized the initial fair value of the Deferred Consulting Fee as a liability, upon execution of the consulting agreement in November 2023. As of March 31, 2024 and December 31, 2023, the fair value of the Deferred Consulting Fee was $274,816 and $194,677, respectively. Loss resulted from change in fair value of such instrument of $13,498 was recognized in the Company’s statements of operations for the three months ended March 31, 2024. The estimated fair value of the Deferred Consulting Fee is determined using Level 3 inputs.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815,“Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The assessment considers whether the financial instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the financial instruments meet all of the requirements for equity classification under ASC 815, including whether the financial instruments are indexed to our own ordinary shares, among other conditions for equity classification.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants and the subsequent fair value estimates of the Public Warrants when trading volume is low are measured using a modified Black-Scholes option pricing model.

The contingent share receipt and contingent share issuance called for in the Non-Redemption Agreements is a single unit of account, representing a Contingent Forward.  Issuance of the Contingent Forward is liability-classified until exercise or expiration of the Optional Extension, at which time classification of the Contingent Forward will be re-assessed. The initial fair value of the Contingent Forward was recognized as a liability in the balance sheet with an offset to non-operating expenses. Subsequent changes in fair value of the liability are recognized in earnings until such time that the instrument ceases to be liability-classified or settles.

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

Therefore, the net income (loss) per share calculation allocates income shared pro rata between Public Shares and a combination of Class B and non-redeemable Class A ordinary shares. As a result, the calculated net income per ordinary share is the same for Public Shares and a combination of Class B and non-redeemable Class A ordinary shares. We have not considered the effect of the outstanding warrants to purchase an aggregate of 8,225,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 5, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account. Following redemptions in connection with the First Extension and the Second Extension, we currently have $31,372,982 held in the Trust Account. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated June 22, 2021, which was filed with the SEC on June 24, 2021, though the amount available has decreased as a result of redemptions.

On June 12, 2023, we received a formal letter from our underwriter in the Initial Public Offering advising that it had waived any entitlement it may have to the deferred underwriting fee of $5,625,000.

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

Coliseum Acquisition Corp.

Date: May 15, 2024	By:	/s/ Charles Wert
Name: Charles Wert
Title: Chief Executive Officer

Date: May 15, 2024	By:	/s/ Oanh Truong
Name: Oanh Truong
Title: Chief Financial Officer