Form 10-Q
period 2024-06-30
Coliseum Acquisition Corp.
filed 2024-08-14
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 6,626,360 of the registrant’s Class A ordinary shares, par value $0.001 per share, and one of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

COLISEUM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Prepaid expenses	$98,874	$—
Total current assets	98,874	—
Cash held in Trust Account	31,781,457	30,969,758
Total Assets	$31,880,331	$30,969,758

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,511,621	$875,801
Due to related parties	1,521,143	639,190
Convertible note payable - related parties	500,000	500,000
Non-redemption agreement liabilities	183,485	194,677
Deferred consulting fees	29,835	31,233
Total current liabilities	3,746,084	2,240,901
Warrant liabilities	411,250	329,000
Total Liabilities	4,157,334	2,569,901

Commitments and Contingencies
Class A ordinary shares, $0.001 par value; 2,876,361 shares subject to possible redemption at approximately $11.05 and $10.77 per share as of June 30, 2024 and December 31, 2023, respectively	31,781,457	30,969,758

Shareholders’ Deficit:
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 3,749,999 non-redeemable shares issued and outstanding as of June 30, 2024 and December 31, 2023 (excluding 2,876,361 shares subject to possible redemption)	3,750	3,750
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(4,062,210)	(2,573,651)
Total shareholders’ deficit	(4,058,460)	(2,569,901)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$31,880,331	$30,969,758

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$1,081,279	$392,294	$1,418,899	$839,687
Loss from operations	(1,081,279)	(392,294)	(1,418,899)	(839,687)

Other income (expenses):
Interest earned from cash held in Trust Account	408,475	1,807,017	811,699	3,528,914
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	—	275,625	—	275,625
Change in fair value of derivative warrant liabilities	131,600	(329,000)	(82,250)	(904,750)
Change in fair value of non-redemption agreements	91,331	—	11,192	—
Change in fair value of deferred consulting fees	14,896	—	1,398	—
Total other income (expenses)	646,302	1,753,642	742,039	2,899,789

Net income (loss)	$(434,977)	$1,361,348	$(676,860)	$2,060,102

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	2,876,361	14,097,844	2,876,361	14,546,430
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.07)	$0.08	$(0.10)	$0.11
Weighted average shares outstanding of Class B and non-redeemable Class A ordinary shares, basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000
Basic and diluted net income (loss) per share, Class B and non-redeemable Class A ordinary shares	$(0.07)	$0.08	$(0.10)	$0.11

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2024
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	3,749,999	$3,750	1	$—	$—	$(2,573,651)	$(2,569,901)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(403,224)	(403,224)
Net loss	—	—	—	—	—	(241,883)	(241,883)
Balance - March 31, 2024 (unaudited)	3,749,999	3,750	1	—	—	(3,218,758)	(3,215,008)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(408,475)	(408,475)
Net loss	—	—	—	—	—	(434,977)	(434,977)
Balance - June 30, 2024 (unaudited)	3,749,999	$3,750	1	$—	$—	$(4,062,210)	$(4,058,460)

	For the three and six months ended June 30, 2023
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(1,721,897)	(1,721,897)
Net income	—	—	—	—	—	698,754	698,754
Balance - March 31, 2023 (unaudited)	—	—	3,750,000	3,750	—	(6,704,539)	$(6,700,789)
Increase in redemption value of Public Shares subject to redemption due to extension	—	—	—	—	—	(100,000)	(100,000)
Conversion of Class B ordinary shares into non-redeemable Class A ordinary shares	3,749,999	3,750	(3,749,999)	(3,750)	—	—	—
Forgiveness of debt to Previous Sponsor	—	—	—	—	108,828	—	108,828
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	(108,828)	3,651,186	3,542,358
Net income	—	—	—	—	—	1,361,348	1,361,348
Balance - June 30, 2023 (unaudited)	3,749,999	$3,750	1	$—	$—	$(1,792,005)	$(1,788,255)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(676,860)	$2,060,102
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned from cash held in Trust Account	(811,699)	(3,528,914)
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	—	(275,625)
Change in fair value of derivative warrant liabilities	82,250	904,750
Change in fair value of non-redemption agreement liabilities	(11,192)	—
Change in fair value of deferred consulting fees	(1,398)	—
Changes in operating assets and liabilities:
Prepaid expenses	(98,874)	101,760
Accounts payable and accrued expenses	635,820	404,005
Due to related parties	881,953	60,000
Net cash used in operating activities	—	(273,922)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	—	94,696,372
Cash deposited in Trust Account for extension	—	(100,000)
Net cash provided by investing activities	—	94,596,372

Cash Flows from Financing Activities:
Proceeds received from related parties under convertible note payable	—	100,000
Redemption of Public Shares	—	(94,696,372)
Advances from Previous Sponsor	—	50,000
Repayment of advances from Previous Sponsor	—	(9,114)
Net cash used in financing activities	—	(94,555,486)

Net change in cash	—	(233,036)

Cash - Beginning of the period	—	233,036
Cash - End of the period	$—	$—

Supplemental disclosure of noncash activities:
Extinguishment of deferred underwriting fee allocated to public shares	$—	$5,349,375
Forgiveness of debt to Previous Sponsor	$—	$108,828

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Coliseum Acquisition Corp. (“Coliseum” or the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of derivative liabilities.

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

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) to be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury bills, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On June 21, 2023 the Company entered into Amendment No. 1 to the Investment Management Trust Agreement dated June 22, 2021 between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trustee”) (the “Trust Agreement”), which amended the Trust Agreement to provide that the Trustee may, at the direction of the Company (i) hold the funds in the Trust Account uninvested, (ii) hold the funds in the Trust Account in an interest-bearing bank demand deposit account, or (iii) invest and reinvest the funds in the Trust Account in solely United States government securities within the meaning of Section 2 (a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a – 7 promulgated under the Investment Company Act (or any successor rule), which invest only in direct U.S. government treasury obligations. On June 27, 2023, the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially at $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Previous Sponsor, Berto LLC (the “New Sponsor”), Harry L. You and the Company’s officers and the other holders of Founder Shares immediately prior to the Initial Public Offering (collectively, the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Initial Shareholders agreed to waive (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of a Business Combination (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Articles (A) that would modify the substance or timing of the Company’s obligation to provide holders of Public Shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time provided for in the Articles (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company does not complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

On June 15, 2023, the Company, the Previous Sponsor and the New Sponsor entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of 2,625,000 Founder Shares and 2,257,500 Private Placement Warrants held by the Previous Sponsor for an aggregate purchase price of $1.00 plus the New Sponsor’s agreement to fund monthly contributions (the “Contributions”) in connection with the First Extension (as defined below) (such transaction, the “Transfer Transaction”). Prior to the completion of the Transfer Transaction, New Sponsor assigned its right to receive the 2,625,000 Founder Shares to Harry You. The Transfer Transaction was consummated on June 26, 2023, and immediately thereafter the Previous Sponsor elected to convert each of the remaining 1,125,000 Class B ordinary shares it held into Class A ordinary shares on a one-for-one basis and Mr. You elected to convert 2,624,999 of the 2,625,000 Class B ordinary shares he held into Class A ordinary shares on a one for one basis, leaving one Class B ordinary share outstanding. In connection with the Transfer Transaction, the Initial Public Offering underwriter waived its deferred underwriting fees. Also in connection with the Transfer Transaction, the Company appointed Charles Wert to serve as its Chief

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Executive Officer and as a member of the board of directors and Oanh Truong to serve as Chief Financial Officer, Harry You to serve as chairman, and Roland Rapp, Kenneth Rivers and Walter Skowronski to serve on the board of directors.

The Company initially had 24 months from the closing of the Initial Public Offering (or June 25, 2023) to complete a Business Combination, which was later extended as discussed below. On June 22, 2023, the Company held an extraordinary general meeting (the “June Meeting”). At the June Meeting, shareholders voted on and approved three proposals: (i) an amendment of the Articles to extend (the “First Extension”) the Combination Period up to twelve (12) times for an additional one (1) month each time (each, an “Extension Period”), only if the Previous Sponsor or its designee would make Contributions into the Trust Account, as a loan, an amount equal to $100,000 for each monthly Extension Period elected by the Company’s board of directors, (ii) an amendment to the Articles to remove the net tangible asset requirement from the Articles in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the SEC, and (iii) an amendment to the Articles to provide for the right of a holder of the Class B ordinary shares to convert into non-redeemable Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

In connection with the Transfer Transaction, the New Sponsor assumed the obligation to make Contributions in connection with each monthly Extension Period elected by the board of directors. Following the approval of the First Extension, the board of directors elected five Extension Periods and the New Sponsor made an aggregate of $500,000 of Contributions, which were deposited into the Trust Account.

On November 27, 2023, the Company held an extraordinary general meeting in lieu of annual general meeting of the Company (the “November Meeting”). At the November Meeting, shareholders voted on and approved three proposals: (i) an amendment to the Articles to extend (the “Second Extension”) the Combination Period to June 25, 2024, and to allow the Company, without another shareholder vote, by resolution of the board of directors, to elect to further extend the Combination Period for an additional three months, until up to September 25, 2024, without requiring the New Sponsor to make any Contributions into the Trust Account, (ii) an amendment to the Articles to permit the board of directors, in its sole discretion, to elect to wind up the Company’s operations prior to the end of the Combination Period, as determined by the board of directors and included in a public announcement, and (iii) the re-election of Walter Skowronski and Harry L. You as Class I directors to serve for a term of three years or until their respective successors are duly elected or appointed and qualified. On June 20, 2024, the board of directors elected to further extend the Combination Period to September 25, 2024.

In connection with the shareholder approval of the First Extension on June 22, 2023 and the Second Extension on November 27, 2023, an aggregate of 9,121,799 and 3,001,840 Public Shares was redeemed for an aggregate amount of $94,696,372 and $32,132,524, respectively. As of June 30, 2024, the Company had 2,876,361 Public Shares outstanding and an aggregate amount of $31,781,457 held in the Trust Account.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants.

In order to protect the amounts held in the Trust Account, the New Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the Trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the New Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination with Rain Enhancement Technologies, Inc

On June 25, 2024, the Company, Rain Enhancement Technologies, Inc. (“RET”), Rain Enhancement Technologies Holdco, Inc., a Massachusetts corporation (“Holdco”), Rainwater Merger Sub 1, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holdco (“Merger Sub 1”), and Rainwater Merger Sub 2, Inc., a Massachusetts corporation and wholly-owned subsidiary of Holdco (“Merger Sub 2”, and together with Merger Sub 1, the “Merger Subs”) entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) on the day immediately prior to the date of the closing of the Business Combination (the “Closing Date”), the Company will merge with and into Merger Sub 1 (the “SPAC Merger”) with Merger Sub 1 surviving the SPAC Merger as a direct, wholly owned subsidiary of Holdco, and (ii) on the Closing Date, following the SPAC Merger and as a part of the same overall transaction, Merger Sub 2 will merge with and into RET (the “Company Merger”) with RET surviving the Company Merger as a direct, wholly owned subsidiary of Holdco so that, immediately following the completion of the Business Combination, each of Merger Sub 1 and RET will become a wholly-owned subsidiary of Holdco. The transaction has a $10 million minimum cash condition, among other material conditions to closing.

In connection with the proposed Business Combination, concurrently with the execution of the Business Combination Agreement, certain shareholders of RET entered into a voting support agreement with the Company and RET (the “RET Support Agreement”), and certain shareholders of the Company, including the Previous Sponsor and New Sponsor, entered into a voting support agreement with the Company and RET (the “Sponsor Support Agreement”). Additionally, pursuant to the Sponsor Support Agreement, the Previous Sponsor and Mr. You agreed to share, pro rata, in the forfeiture of the Forfeited Shares.

Nasdaq Notice of Delisting

On June 25, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requests a hearing to appeal the delisting, the Company’s securities would be subject to suspension and delisting at the opening of business on July 5, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement.

The Company submitted a hearing request and the hearing was held on August 8, 2024. The Hearing Panel has discretion to grant Coliseum an extension of up to 180 days from the date of the delisting determination, or until December 23, 2024, to complete its initial business combination. While the hearing is pending, the Company’s securities will continue trading on Nasdaq.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Going Concern Consideration

As of June 30, 2024, the Company had no cash held outside of the Trust Account and had a working capital deficit of $3,647,210. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, the Company issued a convertible note (“the Convertible Note”) to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed in Note 5. As of June 30, 2024, the Company had $500,000 outstanding under the Convertible Note, which amount was deposited into the Trust Account.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC Topic 210-40, Presentation of Financial Statements – Going Concern, the Company’s management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the proposed Business Combination with RET or any other Business Combination will be successful or successful within the Combination Period (September 25, 2024). These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 5, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial and recurring valuation of the Public Warrants (see Note 3), the recurring valuation of the Private Placement Warrants and the valuations for the shares associated with the Non-Redemption Agreements and deferred consulting fees required management to exercise significant judgment in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash Held in Trust Account

Until June 27, 2023, when the Company moved its Trust Account out of investment in securities and into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Class A Ordinary Shares Subject to Possible Redemption

All of the outstanding Public Shares contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Articles. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, the carrying value of all Public Shares have been classified outside of permanent equity deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Public Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Public Shares are affected by charges against additional paid-in capital and accumulated deficit.

As of June 30, 2024 and December 31, 2023, the carrying value of Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$152,348,535
Plus:
Waiver of Class A ordinary shares subject to possible redemption issuance costs	5,349,375
Increase in redemption value of Class A ordinary shares subject to possible redemption subject to redemption due to extension	500,000
Less:
Redemption of Class A ordinary shares subject to possible redemption	(126,828,896)
Remeasurement of carrying value to redemption value	(399,256)
Class A ordinary shares subject to possible redemption as of December 31, 2023	$30,969,758
Plus:
Remeasurement of carrying value to redemption value	403,224
Class A ordinary shares subject to possible redemption as of March 31, 2024	31,372,982
Plus:
Remeasurement of carrying value to redemption value	408,475
Class A ordinary shares subject to possible redemption as of June 30, 2024	$31,781,457

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants and the subsequent fair value estimates of the Public Warrants when trading volume is low are measured using a modified Black-Scholes option pricing model (see Note 9).

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Deferred Consulting Fees (as defined in Note 6), which may be share-settled, was an equity-linked financial instrument that was required to be recognized as a liability at fair value. The initial fair value of the Deferred Consulting Fees was recognized as a liability in the balance sheets with an offset to non-operating expenses. Subsequent changes in fair value of the liability are recognized in the Company’s unaudited condensed statements of operations.

Convertible Note Payable – Related parties

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million (see Note 5). Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Company had $500,000 outstanding under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of June 30, 2024 and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

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

Waiver or reduction of offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis. Reduction of offering costs allocated to the Public Shares was recognized as a reduction to the carrying value of Public Shares subject to redemption. Offering costs allocated to warrant liabilities were recognized as a gain from extinguishment of liability allocated to warrant liabilities in the unaudited condensed statements of operations, which represented the original amount expensed in the Company’s Initial Public Offering.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Remeasurement associated with the Public Shares subject to redemption is excluded from income (loss) per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income shared pro rata between Public Shares and a combination of Class B and non-redeemable Class A ordinary shares. As a result, the calculated net income (loss) per ordinary share is the same for Public Shares and a combination of Class B non-redeemable and Class A ordinary shares. The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 8,225,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended June 30,
	2024		2023
	Class A ordinary		Class A ordinary
	shares subject to		shares subject to
	possible	Class B and non-	possible	Class B and non-
	redemption	redeemable Class A	redemption	redeemable Class A
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(188,814)	$(246,163)	$1,075,316	$286,032

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,876,361	3,750,000	14,097,844	3,750,000
Basic and diluted net income (loss) per ordinary share	$(0.07)	$(0.07)	$0.08	$0.08

	For the six months ended June 30,
	2024		2023
	Class A ordinary		Class A ordinary
	shares subject to		shares subject to
	possible	Class B and non-	possible	Class B and non-
	redemption	redeemable Class A	redemption	redeemable Class A
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(293,810)	$(383,050)	$1,637,868	$422,234

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,876,361	3,750,000	14,546,430	3,750,000

Basic and diluted net income (loss) per ordinary share	$(0.10)	$(0.10)	$0.11	$0.11

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

On June 15, 2023, the Company, the Previous Sponsor and New Sponsor entered into the Purchase Agreement, pursuant to which the Previous Sponsor agreed to sell to the New Sponsor, and the New Sponsor agreed to purchase from Previous Sponsor an aggregate of (i) 2,625,000 Founder Shares and (ii) 2,257,500 Private Placement Warrants held by the Previous Sponsor. Prior to the completion of the Transfer Transaction, New Sponsor assigned its right to receive the 2,625,000 Founder Shares to Harry You. The Transfer Transaction was consummated on June 26, 2023, and immediately thereafter the Previous Sponsor elected to convert each of the remaining 1,125,000 Class B ordinary shares it held into Class A ordinary shares on a one-for-one basis and Mr. You elected to convert 2,624,999 of the 2,625,000 Class B ordinary shares he held into Class A ordinary shares on a one for one basis, leaving one Class B ordinary share outstanding.

The Initial Shareholders agreed that, subject to certain limited exceptions, the Founder Shares (including 3,749,999 non-redeemable Class A ordinary shares and one Class B ordinary share) will not be transferred, assigned, or sold until the earlier of (A) one year after

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds (i) $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (ii) $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 22, 2021, to pay an affiliate of the Previous Sponsor a total of $10,000 per month for administrative, financial and support services. The Company accrued $70,000 in connection with such agreement and upon closing of the Transfer Transaction on June 26, 2023, the Previous Sponsor forgave the balance owed upon consummation of the Transfer Transaction. The forgiveness amount is recorded as additional paid-in capital in the accompanying condensed balance sheets.

On July 25, 2023, the Company entered into a new administrative support agreement with the New Sponsor, pursuant to which the Company agreed to pay the New Sponsor or an affiliate of the New Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of a Business Combination, the Company will cease paying these monthly fees.

The Company incurred $30,000 and $60,000 in connection to such agreements for each of the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the Company had $120,000 and $60,000 in accounts payable and accrued expenses to related parties owed to the New Sponsor.

Related Party Loans and Advances

Advances

As of December 31, 2022, the Company had advanced an aggregate of $2,058 to the Previous Sponsor. In April 2023, the Previous Sponsor advanced $50,000 to the Company for working capital needs. In June 2023, the Company repaid $9,114 to the Previous Sponsor and the Previous Sponsor forgave $38,828 in remaining net loans owed to it. The forgiveness amount is recorded as additional paid-in capital in the accompanying condensed balance sheets.

As of June 30, 2024 and December 31, 2023, the New Sponsor had advanced an aggregate of $1,401,144 and $579,190 to the Company for working capital needs. Subsequent to June 30, 2024, the New Sponsor advanced an additional amount of $23,000, increased the aggregate outstanding amount to $1,424,144.

Convertible Promissory Note

In connection with the Contribution and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Company had $500,000 outstanding under the Convertible Note, which amount was deposited into the Trust Account.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

period until the Convertible Note is repaid or converted. As of June 30, 2024 and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

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

Non-Redemption Agreements

In connection with the November Meeting, the Company and Mr. You entered into Non-Redemption Agreements with Non-Redeeming Shareholders, pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of the Company’s initial Business Combination (i) the First Tranche of 455,228 Founder Shares in consideration of the extension to June 25, 2024, and (ii) if applicable, the Second Tranche of 151,743 Founder Shares in consideration for the Optional Extension to September 25, 2024 (collectively, an aggregate of 606,971 Forfeited Shares), and the Company agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of the Company in an amount equal to the Forfeited Shares. Pursuant to the Sponsor Support Agreement, the Previous Sponsor agreed that it would share in such forfeitures, pro rata. The Company’s management determined that the contingent share forfeiture by Mr. You and the Previous Sponsor and contingent share issuance to the Non-Redeeming Shareholders is a single unit of account (hereinafter referred to as the “Contingent Forward”). The Contingent Forward is classified as a liability.

As of June 30, 2024 and December 31, 2023, the aggregate fair value of the Contingent Forward was $183,485 and $194,677, respectively. The Company recognized a loss in change in the fair value of non-redemption agreements of $91,331 and $11,192 for the three and six months ended June 30, 2024, respectively.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Deferred Consulting Fee

On November 22, 2023, the Company engaged a consultant who also holds the Company’s Public Shares to provide the Company with consulting, advisory and related services with respect to the proxy statement that was approved in the November Meeting on November 27, 2023. The Company agreed to pay the consultant aggregate cash fees totaling $250,000 and a deferred fee (“Deferred Consulting Fee”) at the closing of the Business Combination in cash equal to the product of (i) 100,000 and (ii) the redemption price per share determined in connection with the Business Combination (the “Share Consideration Payment”). In order for the consultant to receive the Share Consideration Payment, the consultant must not redeem 100,000 Public Shares at the time of the Business Combination redemption deadline. If the consultant does not hold 100,000 Public Shares through the redemption deadline for the Business Combination, the consultant will receive 100,000 Founder Shares at the closing of the Business Combination in lieu of the Share Consideration Payment.

The obligation, which may be share-settled, is an equity-linked financial instrument that is required to be recognized as a liability at fair value, with changes in fair value recognized in the Company’s unaudited condensed statements of operations. The Company recognized the initial fair value of the Deferred Consulting Fee as a liability, upon execution of the consulting agreement in November 2023. As of June 30, 2024 and December 31, 2023, the fair value of the Deferred Consulting Fee was $29,835 and $31,233, respectively. Gain resulted from changes in fair value of such instrument of $14,896 and $1,398 was recognized in the Company’s statements of operations for the three and six months ended June 30, 2024, respectively. The estimated fair value of the Deferred Consulting Fee is determined using Level 3 inputs.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024 and December 31, 2023, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. As of December 31, 2022, there were 15,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the balance sheets (see Note 2). In connection with the shareholder approval of the First Extension on June 22, 2023 and the Second Extension on November 27, 2023, an aggregate of 9,121,799 and 3,001,840 Public Shares was redeemed for an aggregate amount of $94,696,372 and $32,132,524, respectively. On June 26, 2023, immediately following the completion of the Transfer Transaction, the Previous Sponsor elected to convert each of the remaining 1,125,000 Class B ordinary shares it held into Class A ordinary shares on a one-for-one basis and Mr. You elected to convert 2,624,999 of the 2,625,000 Class B ordinary shares he held into Class A ordinary shares on a one for one basis. As of June 30, 2024 and December 31, 2023, there were a total of 6,626,360 Class A ordinary shares issued and outstanding, of which 2,876,361 shares were subject to possible redemption and were classified outside of permanent equity in the unaudited condensed balance sheets and 3,749,999 shares were non-redeemable and classified in shareholders’ deficit.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. Following the conversions by the Previous Sponsor and Mr. You of an aggregate of 3,749,999 Class B ordinary shares on a one-for-one basis into Class A ordinary shares on June 26, 2023, there was one Class B ordinary share outstanding. As of June 30, 2024 and December 31, 2023, there was one Class B ordinary share issued and outstanding.

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that, prior to a Business

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 9. FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

June 30, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Public Warrants	$—	$250,000	$—
Warrant liability – Private Placement Warrants	$—	$—	$161,250
Deferred consulting fees	$—	$—	$29,835
Non-redemption agreement liabilities	$—	$—	$183,485

December 31, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Public Warrants	$—	$200,000	$—
Warrant liability – Private Placement Warrants	$—	$—	$129,000
Deferred consulting fees	$—	$—	$31,233
Non-redemption agreement liabilities	$—	$—	$194,677

As of June 30, 2024 and December 31, 2023, the Company had $500,000 outstanding under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of June 30, 2024 and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

The Company initially utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants was classified as Level 1 due to the use of an observable market quote in an active market under

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following table provides the significant inputs to the modified Black-Scholes method for the fair value of the Private Placement Warrants:

	As of June 30, 2024	As of December 31, 2023
Stock price	$10.96	$10.66
Exercise price	$11.50	$11.50
Expected term (in years)	5.4	5.5
Volatility (*)	5.4%	5.1%
Risk-free rate	4.2%	3.8%
Fair value of warrants	$0.05	$0.04

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

For the three and six months ended June 30, 2024, the Company recognized gain (loss) in connection with decreases (increases) in the fair value of warrant liabilities of $131,600 and $(82,250) within change in fair value of derivative warrant liabilities in the Company’s unaudited condensed statements of operations, respectively. For the three and six months ended June 30, 2023, the Company recognized loss in connection with increases in the fair value of warrant liabilities of $329,000 and $904,750 within change in fair value of derivative warrant liabilities in the Company’s unaudited condensed statements of operations, respectively.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the non-redemption agreement liabilities:

	As of June 30, 2024	As of December 31, 2023
Stock price	$10.96	$10.66
Expected term (in years)	0.4	0.70
Risk-free rate	5.33%	5.3%
Probability of closing of merger	2.7%	2.9%

The Company recognized loss in connection with changes in fair value of non-redemption agreement liabilities of $91,331 and $11,192 in the Company’s condensed statements of operations for the three and six months ended June 30, 2024, respectively.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The following table provides the significant inputs to the Black-Scholes method for the fair value of the deferred consulting fees:

	As of June 30, 2024	As of December 31, 2023
Number of shares	100,000	100,000
Redemption rate	$11.05	$10.77
Probability of closing of merger	2.7%	2.9%
Fair value of deferred consulting fees	$29,835	$31,233

The Company recognized gain in connection with changes in fair value of deferred consulting fees of $14,896 and $1,398 in the Company’s condensed statements of operations for the three and six months ended June 30, 2024, respectively.

The changes in the Level 3 fair value of the derivative liabilities are summarized as follows:

For the three and six months ended June 30, 2024:

Balance as of December 31, 2023 - Level 3	$354,910
Change in fair value of deferred consulting fees	13,498
Change in fair value of non-redemption agreement liabilities	80,139
Change in fair value of derivative warrant liabilities - Private Warrants	83,850
Balance as of March 31, 2024 - Level 3	532,397
Change in fair value of deferred consulting fees	(14,896)
Change in fair value of non-redemption agreement liabilities	(91,331)
Change in fair value of derivative warrant liabilities - Private Warrants	(51,600)
Balance as of June 30, 2024 - Level 3	$374,570

For the three and six months ended June 30, 2023:

Balance as of December 31, 2022 - Level 3	$129,000
Change in fair value of derivative warrant liabilities - Private Warrants	225,750
Balance as of March 31, 2023 - Level 3	354,750
Change in fair value of derivative warrant liabilities - Private Warrants	129,000
Balance as of June 30, 2023 - Level 3	$483,750

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed financial statements, except as noted below.

Subsequent to June 30, 2024, the New Sponsor advanced an additional amount of $23,000, which increased the aggregate outstanding amount of advances by the New Sponsor to $1,424,144.

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

On June 25, 2024, the Company, RET, Holdco and the Merger Subs entered into the Business Combination Agreement, pursuant to which the parties will complete the SPAC Merger and the Company Merger, resulting in each of Merger Sub 1 and RET becoming a wholly-owned subsidiary of Holdco. The transaction has a $10 million minimum cash condition among other material conditions to closing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering described below and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of investment income on cash, cash equivalents and investments held after our Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net loss of $434,977, which resulted from general and administrative expenses of $1,081,279, partially offset by gain that resulted from change in fair value of warrant liabilities of $131,600, change in fair value of non-redemption agreement liabilities of $91,331 and change in fair value of deferred consulting fees of $14,896, and interest income earned from cash and investments held in the Trust Account in the amount of $404,475.

For the six months ended June 30, 2024, we had net loss of $676,860, which resulted from general and administrative expenses of $1,418,899 (of which $1,159,318 was expenses relating to the proposed Business Combination with RET), loss which resulted from change in fair value of warrant liabilities of $(82,250), partially offset by gain which resulted from change in fair value of non-redemption agreement liabilities of $11,192 and change in fair value of deferred consulting fees of $1,398, and interest income earned from cash held in the Trust Account in the amount of $811,699.

For the three months ended June 30, 2023, we had net income of $1,361,348, which resulted from a gain on investments held in the Trust Account in the amount of $1,807,017, and a gain from extinguishment of deferred underwriting fees allocated to warrant liabilities of $275,625, partially offset by a loss on the change in fair value of warrant liabilities of $329,000, and general and administrative expenses of $392,294.

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

Liquidity and Capital Resources; Going Concern Consideration

For the six months ended June 30, 2024, net cash used in operating activities was $0, which was due to net loss of $676,860, non-cash adjustments to net loss related to interest earned from cash held in Trust Account of $811,699, gain from change in its fair value of non-redemption agreements of $11,192, change in fair value of deferred consulting fees of $1,398, partially offset by losses resulted in change in fair value of warrant liabilities of $82,250, and changes in operating assets and liabilities of $1,418,899.

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

There were no cash flows from investing and financing activities for the six months ended June 30, 2024.

For the six months ended June 30, 2023, net cash provided by investing activities was $94,596,372, which was due to cash withdrawn from the Trust Account to pay for redemptions, partially offset by $100,000 cash Contribution deposited into Trust account in connection with the Extension Period elected in June 2023.

For the six months ended June 30, 2023, net cash used in financing activities was $94,555,486, which was due to amount paid out to shareholders for redemptions and repayment of $9,114 in advances from the Previous Sponsor, partially offset by proceeds received under Convertible Note from related party in connection with the extension and $50,000 in cash advanced by the Previous Sponsor.

As of June 30, 2024, we had no cash held outside of the Trust Account and a working capital deficit of $3,647,210. We have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.

In addition, in order to provide the Contribution and to finance transaction costs in connection with a Business Combination, we issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed above. As of June 30, 2024, we had $500,000 outstanding under the Convertible Note.

In connection with the management’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 210-40, “Presentation of Financial Statements – Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. We plan to address this uncertainty through a consummating the proposed Business Combination with RET or another Business Combination. There is no assurance that our plans to consummate the proposed Business Combination with RET or another Business Combination will be successful or successful within the Combination Period (September 25, 2024). The unaudited condensed financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriter was paid a cash underwriting fee of $0.20 per unit, or $3,000,000 in the aggregate. In addition, $0.375 per unit, or $5,625,000 in the aggregate will be payable to the underwriter as a Deferred Underwriting Fee. The Deferred Underwriting Fee was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Convertible Promissory Note – Related Parties

In connection with the Contribution and advances our New Sponsor may make in the future to us for working capital expenses, on June 22, 2023, we issued a Convertible Note to our New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of our New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, we had $500,000 outstanding under the Convertible Note.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the Convertible Note is repaid or converted. As of the funding date and June 30, 2024, the fair value of the embedded conversion option had a de minimis value.

Non-Redemption Agreements

In connection with the November Meeting, our company and an affiliate of our New Sponsor, Harry L. You, entered into Non-Redemption Agreements with Non-Redeeming Shareholders, pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of our initial Business Combination (i) the First Tranche of 455,228 Founder Shares in consideration of the extension to June 25, 2024, and (ii) if applicable, the Second Tranche of 151,743 Founder Shares in consideration for the Optional Extension to September 25, 2024 (collectively, an aggregate of 606,971 Forfeited Shares), and we agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of our company in an amount equal to the Forfeited Shares. Pursuant to the Sponsor Support Agreement, the

Previous Sponsor agreed that it would share in such forfeitures, pro rata. Our management determined that the contingent share forfeiture by Mr. You and the Previous Sponsor and contingent share issuance to the Non-Redeeming Shareholders is a single unit of account. The Contingent Forward is classified as a liability.

As of June 30, 2024 and December 31, 2023, the aggregate fair value of the Contingent Forward was $183,485 and $194,677, respectively. We recognized a loss in change in the fair value of non-redemption agreements of $91,331 and $11,192 for the three and six months ended June 30, 2024, respectively.

Deferred Consulting Fee

On November 22, 2023, the Company engaged a consultant who also holds the Company’s Public Shares to provide the Company with consulting, advisory and related services with respect to the proxy statement that was approved in the November Meeting on November 27, 2023. The Company agreed to pay the consultant aggregate cash fees totaling $250,000 and a Deferred Consulting Fee at the closing of the Business Combination, following the satisfaction of redemption demands validly submitted by the consultant. At that time, we shall pay the consultant directly from the Trust Account the Share Consideration Payment in cash. In order for the consultant to receive the Share Consideration Payment, the consultant must not redeem 100,000 Public Shares at the time of the Business Combination redemption deadline. If the consultant does not hold 100,000 Public Shares through the redemption deadline for the Business Combination, the consultant will receive 100,000 Founder Shares at the closing of the Business Combination in lieu of the Share Consideration Payment.

The obligation, which may be share-settled, is an equity-linked financial instrument that is required to be recognized as a liability at fair value, with changes in fair value recognized in the Company’s statements of operations. We recognized the initial fair value of the Deferred Consulting Fee as a liability, upon execution of the consulting agreement in November 2023. As of June 30, 2024 and December 31, 2023, the fair value of the Deferred Consulting Fee was $183,485 and $194,677, respectively. Loss resulted from change in fair value of such instrument of $4,896 and $1,398 was recognized in the Company’s statements of operations for the three and six months ended June 30, 2024, respectively. The estimated fair value of the Deferred Consulting Fee is determined using Level 3 inputs.

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

The Deferred Consulting Fees, which may be share-settled, was an equity-linked financial instrument that was required to be recognized as a liability at fair value. The initial fair value of the Deferred Consulting Fees was recognized as a liability in the balance sheets with an offset to non-operating expenses. Subsequent changes in fair value of the liability are recognized in the Company’s unaudited condensed statements of operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 5, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in the Annual Report, except as set forth below. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The Articles contravene Nasdaq rules, and as a result, could lead Nasdaq to suspend trading in the Company’s securities or lead the Company to be delisted from Nasdaq.

Nasdaq rule IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement, which, in the Company’s case, was June 22, 2024. At the November Meeting, our shareholders approved an amendment to the Articles which allowed the board of directors to extend the Combination Period to June 25, 2024, and to further extend the Combination Period to September 25, 2024 without another shareholder vote. The board of directors exercised its right to implement such extension on June 20, 2024. Accordingly, we have extended the Combination Period to September 25, 2024, which date is beyond 36 months after the effectiveness of the Initial Public Offering registration statement, or the “Nasdaq Deadline.” As a result, the Articles do not comply with Nasdaq rule IM-5101-2.

On June 25, 2024, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market stating that, due to the Company’s non-compliance with Nasdaq Rule IM-5101-2, its securities would be subject to suspension and delisting at the opening of business on July 5, 2024, unless the Company timely requests a hearing before the Nasdaq Hearings Panel. The Company submitted a hearing request and the hearing was held on August 8, 2024. The Hearing Panel has discretion to grant Coliseum an extension of up to 180 days from the date of the delisting determination, or until December 23, 2024, to complete its initial business combination. However, we cannot assure you that the Hearing Panel will grant a 180 day extension or any extension of time.

If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, the Company expects such securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including.

●	inability to meet a condition to closing the Business Combination, as there can be no assurance that RET would waive the Nasdaq listing condition to closing set forth in the Business Combination Agreement;
●	a determination that the Class A ordinary shares are a “penny stock,” which will require brokers trading in the Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities, and being a “penny stock” issuer may prevent the Company from consummating a Business Combination pursuant to the Articles;
●	a limited availability of market quotations for the Company’s securities;
●	reduced liquidity for the Company’s securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account. Following redemptions in connection with the First Extension and the Second Extension, we currently have $31,781,457 held in the Trust Account. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated June 22, 2021, which was filed with the SEC on June 24, 2021, though the amount available has decreased as a result of redemptions.

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
2.1†

Business Combination Agreement, dated as of June 25, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies Inc., Rain Enhancement Technologies Holdco, Inc. Rainwater Merger Sub 1, Inc., and Rainwater Merger Sub 2, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024).

10.1†

Sponsor Support Agreement, dated June 25, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies Inc., Rain Enhancement Technologies Holdco, Inc., Coliseum Acquisition Sponsor LLC, Harry You, and Berto LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024).

10.2†

Company Support Agreement, dated June 25, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies Inc., Rain Enhancement Technologies Holdco, Inc., and the Company Shareholders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2024).

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
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coliseum Acquisition Corp.

Date: August 14, 2024	By:	/s/ Charles Wert
Name: Charles Wert
Title: Chief Executive Officer

Date: August 14, 2024	By:	/s/ Oanh Truong
Name: Oanh Truong
Title: Chief Financial Officer