Form 10-Q
period 2024-09-30
Coliseum Acquisition Corp.
filed 2024-11-14
CIK 1847440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 5,537,111 of the registrant’s Class A ordinary shares, par value $0.001 per share, and one of the registrant’s Class B ordinary shares, par value $0.001 per share, issued and outstanding.

COLISEUM ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

COLISEUM ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Prepaid expenses	$40,500	$—
Total current assets	40,500	—
Cash held in Trust Account	20,055,086	30,969,758
Total Assets	$20,095,586	$30,969,758

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,387,179	$875,801
Due to related parties	1,646,557	639,190
Convertible note payable - related parties	550,000	500,000
Non-redemption agreement liabilities	218,277	194,677
Deferred consulting fees	35,904	31,233
Total current liabilities	4,837,917	2,240,901
Warrant liabilities	411,250	329,000
Total Liabilities	5,249,167	2,569,901

Commitments and Contingencies
Class A ordinary shares, $0.001 par value; 1,787,112 and 2,876,361 shares subject to possible redemption at approximately $11.22 and $10.77 per share as of September 30, 2024 and December 31, 2023, respectively	20,055,086	30,969,758

Shareholders’ Deficit:
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.001 par value; 500,000,000 shares authorized; 3,749,999 non-redeemable shares issued and outstanding as of September 30, 2024 and December 31, 2023 (excluding 1,787,112 and 2,876,361 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	3,750	3,750
Class B ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(5,212,417)	(2,573,651)
Total shareholders’ deficit	(5,208,667)	(2,569,901)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$20,095,586	$30,969,758

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$1,059,346	$373,941	$2,478,245	$1,213,628
Loss from operations	(1,059,346)	(373,941)	(2,478,245)	(1,213,628)

Other income (expenses):
Interest earned from cash held in Trust Account	405,268	759,910	1,216,967	4,288,824
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	—	—	—	275,625
Change in fair value of derivative warrant liabilities	—	246,750	(82,250)	(658,000)
Change in fair value of non-redemption agreements	(34,792)	—	(23,600)	—
Change in fair value of deferred consulting fees	(6,069)	—	(4,671)	—
Total other income (expenses)	364,407	1,006,660	1,106,446	3,906,449

Net income (loss)	$(694,939)	$632,719	$(1,371,799)	$2,692,821

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	2,793,483	5,878,201	2,848,533	11,625,269
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.11)	$0.07	$(0.21)	$0.18
Weighted average shares outstanding of Class B and non-redeemable Class A ordinary shares, basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000
Basic and diluted net income (loss) per share, Class B and non-redeemable Class A ordinary shares	$(0.11)	$0.07	$(0.21)	$0.18

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and nine months ended September 30, 2024
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	3,749,999	$3,750	1	$—	$—	$(2,573,651)	$(2,569,901)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(403,224)	(403,224)
Net loss	—	—	—	—	—	(241,883)	(241,883)
Balance - March 31, 2024 (unaudited)	3,749,999	3,750	1	—	—	(3,218,758)	(3,215,008)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(408,475)	(408,475)
Net loss	—	—	—	—	—	(434,977)	(434,977)
Balance - June 30, 2024 (unaudited)	3,749,999	3,750	1	—	—	(4,062,210)	(4,058,460)
Increase in redemption value of Public Shares subject to redemption due to extension	—	—	—	—	—	(50,000)	(50,000)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(405,268)	(405,268)
Net loss	—	—	—	—	—	(694,939)	(694,939)
Balance - September 30, 2024 (unaudited)	3,749,999	$3,750	1	$—	$—	$(5,212,417)	$(5,208,667)

	For the three and nine months ended September 30, 2023
	Ordinary Shares				Additional		Total
	Non-redeemable Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	3,750,000	$3,750	$—	$(5,681,396)	$(5,677,646)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(1,721,897)	(1,721,897)
Net income	—	—	—	—	—	698,754	698,754
Balance - March 31, 2023 (unaudited)	—	$—	3,750,000	$3,750	$—	$(6,704,539)	$(6,700,789)
Increase in redemption value of Public Shares subject to redemption due to extension	—	—	—	—	—	(100,000)	(100,000)
Conversion of Class B ordinary shares into non-redeemable Class A ordinary shares	3,749,999	3,750	(3,749,999)	(3,750)	—	—	—
Forgiveness of debt to Previous Sponsor	—	—	—	—	108,828	—	108,828
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	(108,828)	3,651,186	3,542,358
Net income	—	—	—	—	—	1,361,348	1,361,348
Balance - June 30, 2023 (unaudited)	3,749,999	$3,750	1	$—	$—	$(1,792,005)	$(1,788,255)
Increase in redemption value of Public Shares subject to redemption due to extension	—	—	—	—	—	(300,000)	(300,000)
Remeasurement of Public Shares subject to redemption amount	—	—	—	—	—	(759,910)	(759,910)
Net income	—	—	—	—	—	632,719	632,719
Balance - September 30, 2023 (unaudited)	3,749,999	$3,750	1	$—	$—	$(2,219,196)	$(2,215,446)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COLISEUM ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(1,371,799)	$2,692,821
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned from cash held in Trust Account	(1,216,967)	(4,288,824)
Gain from extinguishment of deferred underwriting fee allocated to warrant liabilities	—	(275,625)
Change in fair value of derivative warrant liabilities	82,250	658,000
Change in fair value of non-redemption agreement liabilities	23,600	—
Change in fair value of deferred consulting fees	4,671	—
Changes in operating assets and liabilities:
Prepaid expenses	(40,500)	169,260
Accounts payable and accrued expenses	1,511,378	234,757
Due to related parties	1,007,367	535,689
Net cash used in operating activities	—	(273,922)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemptions	12,181,639	94,696,372
Cash deposited in Trust Account for extension	(50,000)	(400,000)
Net cash provided by investing activities	12,131,639	94,296,372

Cash Flows from Financing Activities:
Proceeds received from related parties under convertible note payable	50,000	400,000
Redemption of Public Shares	(12,181,639)	(94,696,372)
Advances from Previous Sponsor	—	50,000
Repayment of advances from Previous Sponsor	—	(9,114)
Net cash used in financing activities	(12,131,639)	(94,255,486)

Net change in cash	—	(233,036)

Cash - Beginning of the period	—	233,036
Cash - End of the period	$—	$—

Supplemental disclosure of noncash activities:
Remeasurement of Public Shares subject to possible redemption to redemption amount	$1,216,967	$1,169,379
Increase in redemption value of Public Shares subject to redemption due to extension	$50,000	$400,000
Extinguishment of deferred underwriting fee allocated to Public Shares	$—	$5,349,375
Forgiveness of debt to Previous Sponsor	$—	$108,828

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering and will recognize other income and expense related to the change in fair value of derivative liabilities.

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

Following the closing of the Initial Public Offering on June 25, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On June 27,2023, the Company transferred its Trust Account out of investment in securities into an interest-bearing bank deposit account in order to mitigate the risk of being deemed an unregistered investment company.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On September 20, 2024, the Company held another extraordinary general meeting, which was later adjourned to September 24, 2024 (the “September Meeting”). At the September Meeting, shareholders voted to amend the Company’s Articles to extend (the “Third Extension”) the Combination Period to October 25, 2024, and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend such date up to two times for an additional one month each time, until up to December 25, 2024, provided that the New Sponsor or its affiliate or designee deposits into the Trust Account, as a loan, one business day following the public announcement by the Company disclosing that the board of directors has approved the monthly extension, with respect to each such additional extension, the lesser of (x) $50,000 and (y) $0.04 multiplied by the number of Public Shares then outstanding, up to a maximum aggregate contribution amount of $150,000 if all monthly extensions are exercised (the “New Contributions”).  On September 25, 2024 and October 25, 2024, the Company deposited $50,000 of New Contributions each month, for an aggregate amount of $100,000, to extend the Combination Period through November 25, 2024.

In connection with the shareholder approval of the First Extension on June 22, 2023, the Second Extension on November 27, 2023, and the Third Extension on September 24, 2024, an aggregate of 9,121,799, and 3,001,840 and 1,089,249 Public Shares were redeemed for an aggregate amount of $94,696,372, and $32,132,524, and $12,181,639, respectively. As of September 30, 2024, the Company had 1,787,112 Public Shares outstanding and an aggregate amount of $20,055,086 held in the Trust Account.

In connection with the November Meeting, the Company and an affiliate of the New Sponsor, Harry L. You, entered into non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of the Company’s existing shareholders and other unaffiliated investors (collectively, the “Non-Redeeming Shareholders”), pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of the Company’s initial Business Combination an aggregate of 606,971 Founder Shares (the “Forfeited Shares”), and the Company

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of the Company in an amount equal to the Forfeited Shares.

If the Company is unable to complete a Business Combination within the Combination Period (through November 25, 2024), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants.

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

Business Combination with Rain Enhancement Technologies, Inc.

On June 25, 2024, the Company, Rain Enhancement Technologies, Inc. (“RET”), Rain Enhancement Technologies Holdco, Inc., a Massachusetts corporation (“Holdco”), Rainwater Merger Sub 1, Inc., a Cayman Islands exempted company and wholly owned subsidiary of Holdco (“Merger Sub 1”), and Rainwater Merger Sub 2, Inc., a Massachusetts corporation and wholly owned subsidiary of Holdco (“Old Merger Sub 2”) entered into a Business Combination Agreement (the “Business Combination Agreement”). On August 22, 2024, Old Merger Sub 2 entered into an Assignment and Assumption of Business Combination Agreement (the “Assignment”) pursuant to which Old Merger Sub 2 assigned to Rainwater Merger Sub 2A, Inc., a Massachusetts corporation and wholly owned subsidiary of Coliseum (“Merger Sub 2”, and together with Merger Sub 1, the “Merger Subs”), all of Old Merger Sub 2’s right, title and interest in and to the Business Combination Agreement, and Merger Sub 2 assumed, and agreed to perform, satisfy and discharge in full, as the same become due, all of Old Merger Sub 2’s liabilities and obligations under the Business Combination Agreement arising on, from and after the date thereof.  Old Merger Sub 2 was liquidated and dissolved on August 23, 2024.

On August 22, 2024, all parties entered into an Amendment to the Business Combination Agreement (the “Amended Business Combination Agreement”). Pursuant to the Amended Business Combination Agreement, among other things and subject to the terms and conditions contained therein, (i) on the day immediately prior to the date of the closing of the Business Combination (the “Closing Date”), Coliseum will merge with and into Merger Sub 1 (the “SPAC Merger”) with Merger Sub 1 surviving the SPAC Merger as a direct, wholly owned subsidiary of Holdco, and (ii) on the Closing Date, following the SPAC Merger and as a part of the same overall transaction, Merger Sub 2 will merge with and into Rainwater (the “Company Merger”, and together with the SPAC Merger, the “Mergers”) with Rainwater surviving the Company Merger as a direct, wholly owned subsidiary of Holdco so that, immediately following completion of the Business Combination, each of Merger Sub 1 and RET will be a wholly owned subsidiary of Holdco. The transaction has a $10 million minimum cash condition, among other material conditions to closing.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On August 14, 2024, the Nasdaq Hearings Panel notified the Company that it granted the Company’s request for continued listing on Nasdaq and an exception to Nasdaq IM-5101-2. Specifically, the Company will now have 180 days from the date of the delisting notice, or until December 23, 2024, to complete its Business Combination, provided that the Company provides the Hearings Panel with certain progress updates relating to the status of the Business Combination.

Going Concern Consideration

As of September 30, 2024, the Company had no cash held outside of the Trust Account and had a working capital deficit of $4,797,417. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to provide the Contributions and New Contributions and to finance transaction costs in connection with a Business Combination, the Company issued a convertible note (“the Convertible Note”) to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed in Note 5. As of September 30, 2024, the Company had $550,000 outstanding under the Convertible Note, which amount was deposited into the Trust Account. On October 25, 2024, the Company borrowed an additional $50,000 under the Convertible Note to deposit in the Trust Account as a New Contribution in connection with the extension through November 25, 2024, increasing the aggregate outstanding balance under the Convertible Note to $600,000.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 210-40, Presentation of Financial Statements – Going Concern, the Company’s management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the proposed Business Combination with RET or any other Business Combination will be successful or successful within the Combination Period (November 25, 2024). These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements for the nine months ended September 30, 2024 includes the accounts of the Company and its subsidiaries: Rainwater Merger Sub 2A, Inc., a Massachusetts corporation and wholly-owned subsidiary of Coliseum that was incorporated on August 22, 2024 and formed solely for the purpose of effectuating the Business Combination with RET. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 5, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Use of Estimates

The preparation of condensed unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial and recurring valuation of the Public Warrants (see Note 3), the recurring valuation of the Private Placement Warrants and the valuations for the shares associated with the Non-Redemption Agreements and deferred consulting fees required management to exercise significant judgment in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

As of September 30, 2024 and December 31, 2023, the carrying value of Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$152,348,535
Plus:
Waiver of Class A ordinary shares subject to possible redemption issuance costs	5,349,375
Increase in redemption value of Class A ordinary shares subject to possible redemption subject to redemption due to extension	500,000
Less:
Redemption of Class A ordinary shares subject to possible redemption	(126,828,896)
Remeasurement of carrying value to redemption value	(399,256)
Class A ordinary shares subject to possible redemption as of December 31, 2023	30,969,758
Plus:
Remeasurement of carrying value to redemption value	403,224
Class A ordinary shares subject to possible redemption as of March 31, 2024	31,372,982
Plus:
Remeasurement of carrying value to redemption value	408,475
Class A ordinary shares subject to possible redemption as of June 30, 2024	31,781,457
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption subject to redemption due to extension	50,000
Remeasurement of carrying value to redemption value	405,268
Less:
Redemption of Class A ordinary shares subject to possible redemption	(12,181,639)
Class A ordinary shares subject to possible redemption as of September 30, 2024	$20,055,086

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The assessment considers whether the financial instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the financial instruments meet all of the requirements for equity classification under ASC 815, including whether the financial instruments are indexed to the Company’s own ordinary shares, among other conditions for equity classification.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation approach. The initial and subsequent fair value estimates of the Private Placement Warrants and the subsequent fair value estimates of the Public Warrants when trading volume is low are measured using a modified Black-Scholes option pricing model (see Note 9).

The contingent share receipt and contingent share issuance called for in the Non-Redemption Agreements is a single unit of account, representing a Contingent Forward (as defined in Note 6). Issuance of the Contingent Forward is liability-classified until exercise or expiration of the Optional Extension, at which time classification of the Contingent Forward will be re-assessed. The initial fair value of the Contingent Forward was recognized as a liability in the condensed balance sheets with an offset to non-operating expenses. Subsequent changes in fair value of the liability are recognized in earnings until such time that the instrument ceases to be liability-classified or settles.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Deferred Consulting Fees (as defined in Note 6), which may be share-settled, was an equity-linked financial instrument that was required to be recognized as a liability at fair value. The initial fair value of the Deferred Consulting Fees was recognized as a liability in the condensed balance sheets with an offset to non-operating expenses. Subsequent changes in fair value of the liability are recognized in the Company’s unaudited condensed consolidated statements of operations.

Convertible Note Payable – Related Parties

In connection with the Contributions and New Contributions and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million (see Note 5). Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the Company had $550,000 and $500,000, respectively, outstanding under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of September 30, 2024 and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”), and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred, presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs allocated to the Public Shares were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering.

Waiver or reduction of offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis. Reduction of offering costs allocated to the Public Shares was recognized as a reduction to the carrying value of Public Shares subject to redemption. Offering costs allocated to warrant liabilities were recognized as a gain from extinguishment of liability allocated to warrant liabilities in the unaudited condensed consolidated statements of operations, which represented the original amount expensed in the Company’s Initial Public Offering.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in an interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements.

Net Income(Loss) Per Ordinary Share

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30,
	2024		2023
	Class A ordinary		Class A ordinary
	shares subject to		shares subject to
	possible	Class B and non-	possible	Class B and non-
	redemption	redeemable Class A	redemption	redeemable Class A
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(296,667)	$(398,262)	$386,287	$246,432

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,793,483	3,750,000	5,878,201	3,750,000
Basic and diluted net income (loss) per ordinary share	$(0.11)	$(0.11)	$0.07	$0.07

	For the nine months ended September 30,
	2024		2023
	Class A ordinary		Class A ordinary
	shares subject to		shares subject to
	possible	Class B and non-	possible	Class B and non-
	redemption	redeemable Class A	redemption	redeemable Class A
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(592,195)	$(779,604)	$2,036,047	$656,774

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,848,533	3,750,000	11,625,269	3,750,000

Basic and diluted net income (loss) per ordinary share	$(0.21)	$(0.21)	$0.18	$0.18

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The carrying amounts reflected in the condensed balance sheets for cash, prepaid expenses and other current assets, and accounts payable and accrued expenses approximate fair value due to their short-term nature.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Initial Shareholders agreed that, subject to certain limited exceptions, the Founder Shares (including 3,749,999 non-redeemable Class A ordinary shares and one Class B ordinary share) will not be transferred, assigned, or sold until the earlier of (A) one year after

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds (i) $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (ii) $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

The Company incurred $30,000 and $90,000 in connection to such agreements for each of the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the Company had $150,000 and $60,000 in accounts payable and accrued expenses to related parties owed to the New Sponsor in connection with such arrangements.

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

As of September 30, 2024 and December 31, 2023, the New Sponsor had advanced an aggregate of $1,496,557 and $579,190 to the Company for working capital needs. Subsequent to September 30, 2024, the New Sponsor advanced an additional amount of $42,084 increasing the aggregate outstanding amount to $1,538,641.

Convertible Promissory Note

In connection with the Contributions and New Contributions and advances the New Sponsor may make in the future to the Company for working capital expenses, on June 22, 2023, the Company issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of the Company’s initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of the New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the Company had $550,000 and $500,000, respectively, outstanding under the Convertible Note, which amount was deposited into the Trust Account. On October 25, 2024, the Company borrowed an additional $50,000 under the Convertible Note to deposit in the Trust Account as a New Contribution in connection with the extension through November 25, 2024, increasing the aggregate outstanding balance under the Convertible Note to $600,000.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the Convertible Note is repaid or converted. As of September 30, 2024 and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

Amendment to Letter Agreement with Insiders

On August 22, 2024, Coliseum entered into an amendment of its letter agreement established in connection with the Initial Public Offering between Coliseum and its officers, directors and Sponsors, which provides (i) for reimbursement of $500,000 of out-of-pocket expenses incurred by Coliseum’s Chairman and his affiliates to finance transaction costs in connection with the Business Combination, and (ii) for each of Coliseum’s directors other than its Chairman to receive $100,000 in cash as compensation for services provided to Coliseum upon the earlier to occur of the consummation of the Business Combination or the liquidation of Coliseum.

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

Effective as of June 12, 2023, the underwriter of the Initial Public Offering waived its entitlement to the Deferred Underwriting Fee in the amount of $5,625,000. The Company recognized $5,349,375 of the Deferred Underwriting Fee waiver as a reduction to the carrying value of Public Shares subject to redemption with the remaining balance of $275,625 recognized as a gain from extinguishment of deferred underwriting fee allocated to warrant liabilities in the unaudited condensed consolidated statements of operations, which represents the original amount expensed in the Company’s Initial Public Offering.

Non-Redemption Agreements

In connection with the November Meeting, the Company and Mr. You entered into Non-Redemption Agreements with Non-Redeeming Shareholders, pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of the Company’s initial Business Combination an aggregate of 606,971 Forfeited Shares, and the Company agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

shares of the Company in an amount equal to the Forfeited Shares. Pursuant to the Sponsor Support Agreement, the Previous Sponsor agreed that it would share in such forfeitures, pro rata. The Company’s management determined that the contingent share forfeiture by Mr. You and the Previous Sponsor and contingent share issuance to the Non-Redeeming Shareholders is a single unit of account (hereinafter referred to as the “Contingent Forward”). The Contingent Forward is classified as a liability.

As of September 30, 2024 and December 31, 2023, the aggregate fair value of the Contingent Forward was $218,277 and $194,677, respectively. The Company recognized a loss in change in the fair value of non-redemption agreements of $34,792 and $23,600 for the three and nine months ended September 30, 2024, respectively.

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

The obligation, which may be share-settled, is an equity-linked financial instrument that is required to be recognized as a liability at fair value, with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The Company recognized the initial fair value of the Deferred Consulting Fee as a liability, upon execution of the consulting agreement in November 2023. As of September 30, 2024 and December 31, 2023, the fair value of the Deferred Consulting Fee was $35,904 and $31,233, respectively. Loss resulted from changes in fair value of such instrument of $6,069 and $4,671, amounts of which were recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. The estimated fair value of the Deferred Consulting Fee is determined using Level 3 inputs.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $18.00 - Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like).

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

Redemption of Public Warrants when the price per Class A ordinary share equals or exceeds $10.00 - Once Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference based on the redemption date and the fair market value of the Class A ordinary shares, subject to certain exceptions;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024 and December 31, 2023, there were 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The Public Warrants and the Private Placement Warrants are derivate warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 9 for additional information on the fair value measurements of these warrants.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.001 per share. As of December 31, 2022, there were 15,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the condensed balance sheets (see Note 2). In connection with the shareholder approval of the First Extension on June 22, 2023, the Second Extension on November 27, 2023, and the Third Extension on September 24, 2024, an aggregate of 9,121,799, and 3,001,840, and 1,089,249 Public Shares were redeemed for an aggregate amount of $94,696,372, and $32,132,524, and $12,181,639, respectively. On June 26, 2023, immediately following the completion of the Transfer Transaction, the Previous Sponsor elected to convert each of the remaining 1,125,000 Class B ordinary shares it held into Class A ordinary shares on a one-for-one basis and Mr. You elected to convert 2,624,999 of the 2,625,000 Class B ordinary shares he held into Class A ordinary shares on a one for one basis. As of September 30, 2024 and December 31, 2023, there were a total of 5,537,111 Class A ordinary shares issued and outstanding, of which 1,787,112 shares and 2,876,361, respectively, were subject to possible

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

redemption and were classified outside of permanent equity in the condensed balance sheets and 3,749,999 shares were non-redeemable and classified in shareholders’ deficit.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.001 per share. Upon the expiration of the over-allotment option on August 6, 2021, 562,500 Class B ordinary shares were forfeited, resulting in an aggregate of 3,750,000 Founder Shares outstanding. Following the conversions by the Previous Sponsor and Mr. You of an aggregate of 3,749,999 Class B ordinary shares on a one-for-one basis into Class A ordinary shares on June 26, 2023, there was one Class B ordinary share outstanding. As of September 30, 2024 and December 31, 2023, there was one Class B ordinary share issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 9. FAIR VALUE MEASUREMENT

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Public Warrants	$—	$250,000	$—
Warrant liability – Private Placement Warrants	$—	$—	$161,250
Deferred consulting fees	$—	$—	$35,904
Non-redemption agreement liabilities	$—	$—	$218,277

December 31, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability – Public Warrants	$—	$200,000	$—
Warrant liability – Private Placement Warrants	$—	$—	$129,000
Deferred consulting fees	$—	$—	$31,233
Non-redemption agreement liabilities	$—	$—	$194,677

As of September 30, 2024 and December 31, 2023, the Company had $550,000 outstanding under the Convertible Note. The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations each reporting period until the Convertible Note is repaid or converted. As of September 30, 2024 and December 31, 2023, the fair value of the embedded conversion option had a de minimis value.

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

The Company utilizes a modified Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the date of valuation for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The following table provides the significant inputs to the modified Black-Scholes method for the fair value of the Private Placement Warrants:

	As of September 30, 2024	As of December 31, 2023
Stock price	$11.14	$10.66
Exercise price	$11.50	$11.50
Expected term (in years)	5.2	5.5
Volatility (*)	3.2%	5.1%
Risk-free rate	3.5%	3.8%
Fair value of warrants	$0.05	$0.04

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

For the three and nine months ended September 30, 2024, the Company recognized gain (loss) in connection with decreases (increases) in the fair value of warrant liabilities of $0 and $(82,250) within change in fair value of derivative warrant liabilities in the Company’s unaudited condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2023, the Company recognized loss in connection with increases in the fair value of warrant liabilities of $246,750 and $(658,000) within change in fair value of derivative warrant liabilities in the Company’s unaudited condensed consolidated statements of operations, respectively.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the non-redemption agreement liabilities:

	As of September 30, 2024	As of December 31, 2023
Stock price	$11.14	$10.66
Expected term (in years)	0.20	0.70
Risk-free rate	4.4%	5.3%
Probability of closing of merger	3.2%	2.9%

The Company recognized loss in connection with changes in fair value of non-redemption agreement liabilities of $34,792 and $23,600 in the Company’s condensed statements of operations for the three and nine months ended September 30, 2024, respectively.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the deferred consulting fees:

	As of September 30, 2024	As of December 31, 2023
Number of shares	100,000	100,000
Redemption rate	$11.22	$10.77
Probability of closing of merger	3.2%	2.9%
Fair value of deferred consulting fees	$35,904	$31,233

The Company recognized gain in connection with changes in fair value of deferred consulting fees of $6,069 and $4,671 in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively.

COLISEUM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The changes in the Level 3 fair value of the derivative liabilities are summarized as follows:

For the three and nine months ended September 30, 2024:

Balance as of December 31, 2023 - Level 3	$354,910
Change in fair value of deferred consulting fees	13,498
Change in fair value of non-redemption agreement liabilities	80,139
Change in fair value of derivative warrant liabilities - Private Warrants	83,850
Balance as of March 31, 2024 - Level 3	532,397
Change in fair value of deferred consulting fees	(14,896)
Change in fair value of non-redemption agreement liabilities	(91,331)
Change in fair value of derivative warrant liabilities - Private Warrants	(51,600)
Balance as of June 30, 2024 - Level 3	374,570
Change in fair value of deferred consulting fees	6,069
Change in fair value of non-redemption agreement liabilities	34,792
Change in fair value of derivative warrant liabilities - Private Warrants	—
Balance as of September 30, 2024 - Level 3	$415,431

For the three and nine months ended September 30, 2023:

Balance as of December 31, 2022 - Level 3	$129,000
Change in fair value of derivative warrant liabilities - Private Warrants	225,750
Balance as of March 31, 2023 - Level 3	354,750
Change in fair value of derivative warrant liabilities - Private Warrants	129,000
Balance as of June 30, 2023 - Level 3	483,750
Change in fair value of derivative warrant liabilities - Private Warrants	(96,750)
Balance as of September 30, 2023 - Level 3	$387,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as noted below.

Subsequent to September 30, 2024, the New Sponsor advanced an additional amount of $42,084 increasing the aggregate outstanding amount to $1,538,641.

On October 25, 2024, the Company extended its Combination Period to November 25, 2024 and borrowed an additional $50,000 under the Convertible Note to deposit a New Contribution in the Trust Account in connection with the extension, increasing the aggregate outstanding balance under the Convertible Note to $600,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this quarterly report. References in this quarterly report on Form 10-Q (this “Report”) to the “Company,” “us” or “we” refer to Coliseum Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors.

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

The Company, RET, Holdco and the Merger Subs entered into the Business Combination Agreement on June 25, 2024, which was later amended on August 22, 2024, pursuant to which the parties will complete the SPAC Merger and the Company Merger, resulting in each of Merger Sub 1 and RET becoming a wholly-owned subsidiary of Holdco. The transaction has a $10 million minimum cash condition among other material conditions to closing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering described below and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of investment income on cash, cash equivalents and investments held after our Initial Public Offering and will recognize other income and expense related to the change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $694,939, which resulted from general and administrative expenses of $1,059,346, loss that resulted from change in fair value of non-redemption agreement liabilities of $34,792, and change in fair value of deferred consulting fees of $6,069, and partially offset by interest income earned from cash and investments held in the Trust Account in the amount of $405,268.

For the nine months ended September 30, 2024, we had net loss of $1,371,799, which resulted from general and administrative expenses of 2,478,245 (of which $1,780,733 was expenses relating to the proposed Business Combination with RET), loss which resulted from change in fair value of warrant liabilities of $(82,250), change in fair value of non-redemption agreement liabilities of $23,600 and change in fair value of deferred consulting fees of $4,671, partially offset by interest income earned from cash held in the Trust Account in the amount of $1,216,967.

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

Liquidity and Capital Resources; Going Concern Consideration

For the nine months ended September 30, 2024, net cash used in operating activities was $0, which was due to net loss of $1,371,799, non-cash adjustments to net loss related to losses from change in its fair value of non-redemption agreements of $23,600, change in fair value of deferred consulting fees of $4,671, change in fair value of warrant liabilities of $82,250, and changes in operating assets and liabilities of $2,478,245, partially offset by interest earned from cash held in Trust Account of $1,216,967.

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

For the nine months ended September 30, 2024, net cash provided by investing activities was $12,131,639, which was the result of the cash withdrawn from the Trust Account to pay for redemptions of $12,181,639, partially offset by a $50,000 cash New Contribution deposited into the Trust Account in connection with the extension of the Combination Period.

For the nine months ended September 30, 2023, net cash provided by investing activities was $94,296,372, which was due to cash withdrawn from the Trust Account to pay for redemptions, partially offset by $400,000 cash Contributions deposited into Trust Account in connection with the extensions of the Combination Period.

For the nine months ended September 30, 2024, net cash used in financing activities was $12,131,639, which was due to amount paid out to shareholders for redemptions of $12,181,639, partially offset by a $50,000 cash New Contribution deposited into the Trust Account in connection with the extension of the Combination Period.

For the nine months ended September 30, 2023, net cash used in financing activities was $94,255,486, which was due to the amount paid out to shareholders for redemptions and the repayment of $9,114 in advances from the Previous Sponsor, partially offset by $400,000 cash Contributions deposited into the Trust Account received under the Convertible Note from related party in connection with the extensions of the Combination Period, and $50,000 in cash advanced by the Previous Sponsor.

As of September 30, 2024, we had no cash held outside of the Trust Account and a working capital deficit of $4,797,417. We have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.

In addition, in order to provide the Contributions and New Contributions and to finance transaction costs in connection with a Business Combination, we issued a Convertible Note to the New Sponsor with a principal amount up to $1.5 million on June 22, 2023 as discussed above. As of September 30, 2024, we had $550,000 outstanding under the Convertible Note.  On October 25, 2024, we borrowed an additional $50,000 under the Convertible Note to deposit in the Trust Account as a New Contribution in connection with the extension through November 25, 2024, increasing the aggregate outstanding balance under the Convertible Note to $600,000.

In connection with the management’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 210-40, “Presentation of Financial Statements – Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. We plan to address this uncertainty through a consummating the proposed Business Combination with RET or another Business Combination. There is no assurance that our plans to consummate the proposed Business Combination with RET or another Business Combination will be successful or successful within the Combination Period (September 25, 2024). The unaudited condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Promissory Note – Related Parties

In connection with the Contributions and New Contributions and advances our New Sponsor may make in the future to us for working capital expenses, on June 22, 2023, we issued a Convertible Note to our New Sponsor with a principal amount up to $1.5 million. The Convertible Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. If we do not consummate an initial Business Combination by the end of the Combination Period, the Convertible Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon the consummation of our initial Business Combination, the outstanding principal of the Convertible Note may be converted into warrants, at a price of $1.50 per warrant, at the option of our New Sponsor. Such warrants will have terms identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, we had $550,000 outstanding under the Convertible Note.  On October 25, 2024, we borrowed an additional $50,000 under the Convertible Note to deposit in the Trust Account as a New Contribution in connection with the extension through November 25, 2024, increasing the aggregate outstanding balance under the Convertible Note to $600,000.

The option to convert the Convertible Note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in our statements of operations each reporting period until the

Convertible Note is repaid or converted. As of the funding date and September 30, 2024, the fair value of the embedded conversion option had a de minimis value.

Non-Redemption Agreements

In connection with the November Meeting, our Company and an affiliate of our New Sponsor, Harry L. You, entered into Non-Redemption Agreements with Non-Redeeming Shareholders, pursuant to which the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,023,236 Public Shares and to vote all of such shares in favor of the proposals brought before the November Meeting. In exchange for these commitments from the Non-Redeeming Shareholders, Mr. You agreed to forfeit at the closing of our initial Business Combination an aggregate of 606,971 Forfeited Shares, and we agreed to issue to the Non-Redeeming Shareholders a number of newly issued ordinary shares of our company in an amount equal to the Forfeited Shares. Pursuant to the Sponsor Support Agreement, the Previous Sponsor agreed that it would share in such forfeitures, pro rata. Our management determined that the contingent share forfeiture by Mr. You and the Previous Sponsor and contingent share issuance to the Non-Redeeming Shareholders is a single unit of account. The Contingent Forward is classified as a liability.

As of September 30, 2024 and December 31, 2023, the aggregate fair value of the Contingent Forward was $218,277  and $194,677, respectively. We recognized a loss in change in the fair value of non-redemption agreements of $34,792 and $23,600 for the three and nine months ended September 30, 2024, respectively.

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

The obligation, which may be share-settled, is an equity-linked financial instrument that is required to be recognized as a liability at fair value, with changes in fair value recognized in the Company’s statements of operations. We recognized the initial fair value of the Deferred Consulting Fee as a liability, upon execution of the consulting agreement in November 2023. As of September 30, 2024 and December 31, 2023, the fair value of the Deferred Consulting Fee was $35,904 and $31,233, respectively. Loss resulted from change in fair value of such instrument of $6,069 and $4,671 was recognized in the Company’s statements of operations for the three and nine months ended September 30, 2024, respectively. The estimated fair value of the Deferred Consulting Fee is determined using Level 3 inputs.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

The Deferred Consulting Fees, which may be share-settled, was an equity-linked financial instrument that was required to be recognized as a liability at fair value. The initial fair value of the Deferred Consulting Fees was recognized as a liability in the balance sheets with an offset to non-operating expenses. Subsequent changes in fair value of the liability are recognized in the Company’s unaudited condensed consolidated statements of operations.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Nasdaq rule IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement, which, in the Company’s case, was June 22, 2024. The Company has the ability to extend the Combination Period to up to December 25, 2024. As a result, the Articles do not comply with Nasdaq rule IM-5101-2.

On June 25, 2024, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market stating that, due to the Company’s non-compliance with Nasdaq Rule IM-5101-2, its securities would be subject to suspension and delisting at the opening of business on July 5, 2024, unless the Company timely requests a hearing before the Nasdaq Hearings Panel. The Company submitted a hearing request and the hearing was held on August 8, 2024. On August 14, 2024, the Nasdaq Hearings Panel notified the Company that it granted the Company’s request for continued listing on Nasdaq and an exception to Nasdaq IM-5101-2. Specifically, the Company will now have 180 days from the date of the delisting notice, or until December 23, 2024, to complete its initial Business Combination, provided that the Company provides the Hearings Panel with certain progress updates relating to the status of the Business Combination.

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
2.1†

Amendment to Business Combination Agreement, dated as of August 22, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies Holdco, Inc., Rainwater Merger Sub 1, Inc., Rainwater Merger Sub 2A, Inc., and Rain Enhancement Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2024).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-K, filed with the SEC on April 5, 2024).
3.2

Amendments to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 28, 2021).

3.3

Amendments to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2023).

3.4

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2024).

10.1

Amendment to Letter Agreement, dated as of August 22, 2024, by and among Coliseum Acquisition Corp., Harry You, and solely for the purpose of Section 1(b) thereof, Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2024).

31.1*	Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coliseum Acquisition Corp.

Date: November 14, 2024	By:	/s/ Oanh Truong
Name: Oanh Truong
Title: Chief Financial Officer and Interim Chief Executive Officer